Form 10-Q
period 1999-08-31
BUDGETHOTELS COM INC
filed 1999-11-19
CIK 1091938

-----------------------------------------------------------------
-----------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549
                ----------------------------------
                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 31, 1999.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: __________ to  ___________.

            ----------------------------------------------
                    Commission file number 0-26909
            ----------------------------------------------

                       budgethotels.com, inc.
      (Exact name of Registrant as specified in its charter.)

     NEVADA                             91-0179013
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)


                        1449 St. Paul Street
                              Suite 202
                 Kelowna, British Columbia   V1Y 2E5
   (Address of principal executive offices, including zip code.)

                          (250) 868-1171
        Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not subject to filing until September 30, 1999.

                 YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at September 30, 1999 was 14,514,000 shares.


----------------------------------------------------------------------
----------------------------------------------------------------------

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
                    Consolidated Balance Sheets


                               ASSETS

                              August 31,          November 30,
                              1999                1998
                              (Unaudited)
CURRENT ASSETS
Cash                          $    93,193         $    13,144
 Accounts receivable              148,286              88,518
 Accounts receivable
  - related party                   2,161                  -
                              -----------         -----------
Total Current Assets              243,640             101,662
                              -----------         -----------
PROPERTY AND EQUIPMENT            130,015              64,604
                              -----------         -----------
OTHER ASSETS
 Prepaids                           9,296               1,477
                              -----------         -----------
Total Other Assets                  9,296               1,477
                              -----------         -----------
     TOTAL ASSETS             $   382,951         $   167,743
                              ===========         ===========

























 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
              Consolidated Balance Sheets (Continued)


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        August 31,     November 30,
                                        1999           1998
                                        (Unaudited)
CURRENT LIABILITIES
 Accounts payable                       $    3,474     $    17,923
 Accounts payable - related party              959           3,477
 Unearned revenue                          228,391         196,031
 Note payable - related party                   -           44,407
                                        ----------     -----------
Total Current Liabilities                  232,824         261,838
                                        ----------     -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 1,000,000 shares
 authorized of $0.01 par value,
 no shares issued and  outstanding              -               -
Common stock: 50,000,000 shares
 authorized of $0.001 par value,
 14,514,000 and 11,487,000 shares
 issued and outstanding, respectively       14,514          11,487
Additional paid-in capital                 441,158          61,894
Accumulated deficit                       (305,545)       (167,476)
                                        ----------     -----------
Total Stockholders' Equity (Deficit)       150,127         (94,095)

TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY (DEFICIT)                       $  382,951     $   167,743
                                        ==========     ===========














 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
               Consolidated Statements of Operations
                            (Unaudited)

                         For the             For the
                         Three Months Ended  Nine Months Ended
                         August 31,          August 31,
                         1999        1998        1999       1998
REVENUE
 Net sales               $ 145,440   $  45,764   $ 451,084   $ 326,446
 Cost of goods sold        113,658      30,228     311,895     145,966
                         ---------   ---------   ---------   ---------
 Gross Profit               31,782      15,536     139,189     180,480
                         ---------   ---------   ---------   ---------
EXPENSES

General and administrative  81,539      21,924     268,330     103,979
Depreciation                 2,524       2,188       7,572       6,564
                         ---------   ---------   ---------   ---------

Total Expenses              84,063      24,112     275,902     110,543
                         ---------   ---------   ---------   ---------
Income (Loss) from
Operations                 (52,281)     (8,576)   (136,713)     69,937
                         ---------   ---------   ---------   ---------
OTHER INCOME (EXPENSE)
Gain (loss) on
 exchange rate              (7,633)         -       (1,356)         -
Interest income                 -           -           -          154
                         ---------   ---------   ---------   ---------
Total Other Income
 (Expense)                  (7,633)         -       (1,356)        154
                         ---------   ---------   ---------   ---------

NET INCOME (LOSS)        $ (59,914)  $  (8,576)  $(138,069)  $  70,091
                         =========   =========   =========   =========

BASIC EARNINGS (LOSS)
 PER SHARE               $   (0.00)  $   (0.00)  $   (0.00)  $    0.00
                         =========   =========   =========   =========


















 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                                  Additional
                             Common Stock         Paid-in        Accumulated
                          Shares        Amount    Capital        Deficit
[S]                       [C]           [C]       [C]            [C]
Balance,
 November 30, 1997        8,000,000     $ 8,000   $  (8,000)     $ (112,474)

Common stock issued for
 shares canceled rendered
 at $0.05 per share         600,000         600      27,480              -

Common stock issued for
 cash at an average of
 $0.05 per share          2,887,000       2,887      95,700              -

Stock offering costs             -           -      (53,286)             -

Net loss for the year ended
 November 30, 1998               -           -           -          (55,002)
                         ----------     -------   ---------      ----------
Balance,
 November 30, 1998       11,487,000      11,487      61,894        (167,476)

Cancellation of common
 stock (unaudited)         (600,000)       (600)    (27,480)             -

Common stock issued for
 cash at $0.25 per share
 (unaudited)              1,602,000       1,602     398,898              -

Common stock issued for
 services at $0.01 per
 share (unaudited)        1,650,000       1,650      14,850              -

Common stock issued for
 services at $0.01 per share
 (unaudited)                300,000         300       2,700              -

Common stock issued for
 cash at $0.50 per share
 (unaudited)                 75,000          75      37,425              -

Stock offering costs
 (unaudited)                     -           -      (47,129)             -

Net loss for the nine months
 ended August 31, 1999
 (unaudited)                     -           -           -        (138,069)
                         ----------     -------   ---------     ----------
Balance, August 31, 1999
 (unaudited)             14,514,000     $14,514   $ 441,158     $ (305,545)
                         ----------     -------   ---------     ----------

 The accompanying notes are an integral part of these consolidated financial statements

                                 4






               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
               Consolidated Statements of Cash Flows
                            (Unaudited)


                              For the                  For the
                              Three Months Ended       Nine Months Ended
                              August 31,               August 31,
                              1999         1998        1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)             $ (59,914)   $ (8,576)   $ (138,069)   $  70,091
 Adjustments to reconcile net
  income (loss) to net cash used
  by operating activities:
   Depreciation                   2,524       2,188         7,572        6,564
   Common stock issued for
    services                      3,000          -         19,500        6,000
 Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable                   (15,707)     (5,828)      (59,768)     (95,159)
  (Increase) decrease in accounts
   receivable - related party    (2,161)     (6,577)       (2,161)     (28,764)
  (Increase) decease in deposits
   and prepaids                  (5,295)         -         (7,819)        (374)
  Increase (decrease) in accounts
   payable                        2,172      27,513       (14,449)      44,225
  Increase (decrease) in accounts
   payable - related party       (2,518)         -         (2,518)          -
  Increase (decrease) in bank
   overdraft                         -       (2,639)           -        (2,639)
  Increase (decrease) in unearned
   revenue                       26,991          -         32,360      (20,125)
                              ---------    --------    ----------    ---------
Net Cash Provided (Used) by
 Operating Activities           (50,908)      6,081      (165,352)     (20,181)
                              ---------    --------    ----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets       (46,908)    (10,905)      (72,983)     (47,351)
                              ---------    --------    ----------    ---------
Net Cash Provided (Used) by
 Investing Activities           (46,908)    (10,905)      (72,983)     (47,351)
                              ---------    --------    ----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable
 - related party                     -      (22,501)      (44,407)     (22,501)
Cancellation of common stock         -           -        (28,080)          -
Proceeds from sales of
 common stock                        -       22,063       438,000      133,705
Stock offering costs             (1,451)         -        (47,129)     (22,902)
                              ---------    --------    ----------    ---------
Net Cash Provided (Used) by
 Financing Activities         $  (1,451)   $   (438)   $  318,384    $  88,302
                              ---------    --------    ----------    ---------






 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
         Consolidated Statements of Cash Flows (Continued)
                            (Unaudited)

                                   For the                For the
                                   Three Months Ended     Nine Months Ended
                                   August 31,             August 31,
                                   1999        1998       1999      1998
NET INCREASE (DECREASE) IN CASH    $ (99,267)  $ (5,262)  $ 80,049  $ 20,770

CASH AT BEGINNING OF PERIOD          192,460     26,032     13,144        -
                                   ---------   --------   --------  --------

CASH AT END OF PERIOD              $  93,193   $ 20,770   $ 93,193  $ 20,770
                                   =========   ========   ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
 Interest                          $      -    $     -    $     -   $     -
 Income taxes                      $      -    $     -    $     -   $     -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for
  services rendered                $   3,000   $     -    $ 19,500  $  6,000
































 The accompanying notes are an integral part of these consolidated financial statements

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly  Info Center International, Inc.)
           Notes to the Consolidated Financial Statements
                          August 31, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 1999 and 1998 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1998 audited consolidated financial statements. The results of operations for periods ended August 31, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of approximately $305,000 at August 31, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Operations During the Fiscal Years November 30, 1998 and November 30,
1997

     The Company's operations remained consistent during the last two fiscal years. Net sales of advertising increased by approximately $100,000 while costs of goods sold increased by $9,000. The foregoing increase was as a direct result of the Lease Agreement with Greyhound Lines, Inc. Sales increased from $331,953 for fiscal 1997 to $438,272 for fiscal 1998. The Company suffered a net loss of $55,002 for fiscal 1998 as compared with a net loss of $8,782 for fiscal 1997. The loss was directly related to an increase in administration expenses.
General and administrative expenses increased by approximately $160,000 from $151,483 for the fiscal year ending November 30, 1997 to $311,283 for the fiscal year ending November 30, 1998. The increase in the general and administrative expenses was a direct result of retaining additional employees in an attempt to generate additional sales of advertising space and developing the Internet Web site.

Operations During the Interim Periods of August 31, 1999 and August 31,
1998

     In the first quarter of fiscal year 1999, the Company completed three offerings of securities pursuant to Reg. 504 of the Securities Act of 1933 which increased its total cash by approximately $400,000. In December 1997, the Company sold 2,500,000 shares of its common stock at an offering price of $0.01 per share. A total of $25,000 was raised from the offering. In December 1997, the Company sold 400,000 shares of common stock at an offering price of $0.25 per share. A total of $400,000 was raised from the offering. From December 1997 through March 1998, the Company sold 387,000 shares of its common stock at an offering price of $0.25 per share. A total of $96,750 was raised from the offering. During the first nine months of fiscal November 30, 1999 which ended on August 31, 1999, the Company had net sales of $326,446 as compared with $451,084 the same time in 1998. As a result of the increase in administrative expenses, the Company had a net loss of $59,914 for the period ending August 31, 1999 as compared with a net profit for the period ending August 31, 1998.

     In the event that the Company does not substantial increase its net sales during the next three months, the Company anticipates reducing its employee work force.

     The Company had inadequate cash to maintain operations during the next twelve months. The estimated amount of $2,500,000 is required to fund the Company's plan of operations for the next twelve months. The Company's current cash will satisfy its operation requirements for a period of five months. As a result, its auditors, Jones, Jensen and Company have issued a going concern opinion. In order to meet its cash requirements the Company will have to raise additional capital through the sale of securities or loans. As of the date hereof, the Company has not made sales of additional securities and there is no assurance that it will be able to raise additional capital through the sale of securities in the future. Further, the Company has not initiated any negotiations for loans to the Company and there is no assurance that the Company will be able to raise additional capital in the future through loans. In the event that the Company is unable to raise additional capital, it may have to reduce its operations.

     The Company does not intend to conduct any research or development of its services during the next twelve months other than as described herein.

     The Company does not intend to purchase a plant or significant equipment.

Interim Periods Ended August 31, 1999 and 1998
Boards

     Revenues generated from the leasing of space on the board for the nine months ended August 31, 1999 totaled $441,937 as compared with $326,446 for the nine months ending August 31, 1998. This was as a result of increased revenues generated from the Greyhound contract.

     Operating expenses relating to the leasing of space on the boards was approximately $237,000 for the nine months ended August 31, 1999, as compared with approximately $104,000 for nine months ended August 31, 1998. This was as a result of hiring additional marketing personnel.

     Other expenses relating to the leasing of space on the boards was approximately $7,000 for the nine months ended August 31, 1999 as compared with approximately $6,000 for the nine months ended August 31,
1998.   This was as a result of the depreciation of assets.

Web-site

     Revenues generated from the web-site for the nine months ended August 31, 1999 was approximately $9,000 compared to $-0- for the nine months ended August 31, 1998. The web-site began to generate revenues in the third quarter of 1999.

     Operating expenses relating to the web-site was approximately $28,000 for the nine months ending August 31, 1999 as compared with $-0- for the nine months ending August 31, 1998. This was as a result of the development of the web-site.

                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Registrant is not a party to any legal proceedings.


ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     The Registrant has not issued any unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 1999, no matters were submitted to the Registrant's security holders.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1      Financial Data Schedule


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 19th day of November, 1999.

          budgethotels.com, inc.
          (the "Registrant")

          BY:  /s/ William J.  Marshall
               William J. Marshall, President, Treasurer,
               Chief Financial Officer and a member of
               the Board of Directors.