Form 10-Q/A
period 1999-08-31
BUDGETHOTELS COM INC
filed 2000-02-03
CIK 1091938

-----------------------------------------------------------------
-----------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549
                ----------------------------------
                             FORM 10-Q/A-1

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

Operations During the Interim Periods of August 31, 1999 and August 31,
1998

     In the first quarter of fiscal year 1999, the Company completed three offerings of securities pursuant to Reg. 504 of the Securities Act of 1933 which increased its total cash by approximately $400,000. In December 1997, the Company sold 2,500,000 shares of its common stock at an offering price of $0.01 per share. A total of $25,000 was raised from the offering. In December 1997, the Company sold 400,000 shares of common stock at an offering price of $0.25 per share. A total of $100,000 was raised from the offering. From December 1997 through March 1998, the Company sold 387,000 shares of its common stock at an offering price of $0.25 per share. A total of $96,750 was raised from the offering. During the first nine months of fiscal November 30, 1999 which ended on August 31, 1999, the Company had net sales of $326,446 as compared with $451,084 the same time in 1998. As a result of the increase in administrative expenses, the Company had a net loss of $59,914 for the period ending August 31, 1999 as compared with a net profit for the period ending August 31, 1998.

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

27.1*     Financial Data Schedule

*   Previously filed.
                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 3rd day of February, 2000.

          budgethotels.com, inc.
          (the "Registrant")

          BY:  /s/ William J.  Marshall
               William J. Marshall, President, Treasurer,
               Chief Financial Officer and a member of
               the Board of Directors.