Form 10KSB
period 1999-11-30
BUDGETHOTELS COM INC
filed 2000-04-07
CIK 1091938

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - November 30, 1999
          OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                  Commission file number 0-26909

                       budgethotels.com, inc.
       (Exact name of registrant as specified in its charter)

Nevada                                  Applied for
State or other jurisdiction of          (IRS Employer
incorporation or organization           Identification No.)

                       1449 St. Paul Street
                Kelowna, British Columbia   V1Y 2E5
   (Address of principal executive offices, including zip code.)

                           (250) 868-1171
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [     ]   NO [ x ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

Issuer's revenues for its most recent fiscal year.
     November 30, 1999 - $462,147.

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the average bid and ask prices of the stock is as follows: 5,214,000 shares at $0.0625 for a total of $20,367.

Issuers involved in Bankruptcy Proceedings during the past Five
Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
     April 6, 2000 - 13,214,000 shares of Common Stock

Documents Incorporated by Reference

1. Form 10-SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after to August 2, 1999.


Transitional Small Business Issuer Format
     YES [    ]   NO [ x ]

                               PART I

ITEM 1.   BUSINESS.

History

     budgethotels.com, inc. (the "Company") was incorporated under the laws of the State of Nevada on November 5, 1997, as Info Center International Inc. On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of Info Center, Inc., ("ICI") a corporation incorporated under the laws of the state of Washington on November 6, 1984. ICI thereafter became a wholly owned subsidiary corporation of the Company. On February 11, 1999,
the Company changed its name to budgethotels.com, inc.   Info Center,
Inc. ("ICI") is a wholly owned subsidiary corporation of the Company. W.J. Marshall Management Inc. owned all of the shares of ICI and exchanged those shares for 8,000,000 shares of the Company's common stock in 1997. W.J. Marshall Management Inc. is a corporation owned and controlled by William J. Marshall, the Company's President. W.J. Marshall Management Inc. is a corporation formed to hold title to certain investments of Mr. Marshall. W.J. Marshall Management Inc. is not a subsidiary corporation of the Company.

Operations

     The Company's business operations consist of (1) display board advertising and (2) an Internet website, www.budgethotels.com.

Display Board Advertising

     The Company's primary business is to install and maintain illuminated information boards in transportation terminals, such as bus stations and airports. Each board is approximately 4 feet x 5 feet and is made up of approximately 16 to 25 individual windows are illuminated. The windows are available for advertisements. Advertisements generally promote travel related services located near the particular transportation terminal, such as hotels, rental cars and restaurants. Some advertisers, however, promote such services in destination cities. Each board is equipped with a free of charge direct telephone line to the particular advertiser.

Advertising

     Advertising rates for the spaces vary, depending upon the location of the advertisement on the board. Assuming that each board is fully occupied by an advertiser for a twelve month period, the board will generate revenues of $56,000. There is no assurance, however, that a board will be fully occupied during any twelve month period. Currently the Company's boards are, on an average, sixty percent (60%) filled.

Costs of Display Board Advertising

     The cost of constructing and installing each board is approximately $4,000. Fixed operating costs per board are approximately $6,000 and consist of telephone line charges and rental of the terminal space. Direct sales costs, primarily commissions paid to advertising personnel, are approximately $10,800.

Marketing.

     The Company currently operates seventy-one boards throughout the United States and Canada. The boards range geographically from Vancouver, British Columbia to Miami, Florida. Due to the Company's limited financial condition and limited personnel, the Company has primarily marketed advertising space on its various boards by telephone contact with potential advertisers. The Company recognizes, however, that the most effective method of selling its products is through direct and personal contact with its potential customers. Accordingly, the Company intends to establish a network of area representatives who will sell the Company's product on a commission basis. Initially, the Company estimates that there will be six representatives who will cover the Northeast, Southeast, Midwest, South, Southern California and Pacific Northwest regions of the United States.

     The Company intends to concentrate its marketing efforts on filling the vacant spaces on the existing boards, as well as obtaining advertisers for newly installed boards.

Lease Agreement with Greyhound Lines, Inc.

     On October 2, 1997, a License Agreement (the "License Agreement") was executed between the Company and Greyhound Lines, Inc., a Delaware corporation ("Greyhound"). The License Agreement grants to the Company the sole right to install, operate and maintain wall-unit advertising displays with direct dial phones in Greyhound's leased bus terminal facilities. The License Agreement is effective beginning on February 15, 1998, and will continue in full force until February 15, 2003 (the "Initial Term"). After the Initial Term, the License Agreement may be renewable for two additional five-year terms.

     The License Agreement authorizes the Company to install at its sole cost one "approximately 20 square feet in area by 1 foot depth wall-unit with an illuminated advertising display board with map and direct dial phone" in each of the Greyhound facilities designated in the License Agreement. The Company must also service, repair or replace any part of the display boards within 48 hours after receipt of notice.

     Pursuant to the terms of the License Agreement, the Company must pay Greyhound a commission of $367.50 per month for display boards located in the following areas: (1) Chicago, Illinois; (2) Los Angeles, California; (3) Miami, Florida; (4) Orlando, Florida; and
(5) Washington, D.C. For display boards located in: (1) Las Vegas, Nevada; (2) Nashville, Tennessee; (3) San Diego, California; or (4) Seattle, Washington, the Company is obligated to pay Greyhound a
commission of $157.50 per month.   The Company will pay Greyhound a
commission of $50.00 per month for display boards located in thirty-six additional cities. The commission payments will increase 4% for each renewal term of the License Agreement.

     Pursuant to the terms of the License Agreement, the Company is required to obtain and maintain the following insurance policies:

1. Commercial General Liability Insurance with combined single limits of not less than $ 1,000,000 (naming Greyhound as an additional insured);

2. Contractual Liability Insurance underwriting the indemnification, hold harmless, and insurance provisions of the License Agreement with combined single limits of not less than $1,000,000 (naming Greyhound as an additional insured);

3. Comprehensive Automobile Liability Insurance providing coverage for owned, non-owned, hired, contracted, and leased vehicles of Info Center with combined single limits for injury or damage in any one accident of $500,000 (naming Greyhound as an additional insured); and

4. Worker's Compensation Insurance in the amounts required by applicable state laws governing the Company's operations or evidence that such insurance is not required.

     As of the date hereof, the Company has installed sixty-one boards pursuant to the aforementioned agreement.

Installation of Additional Display Boards

     The Company has also installed display boards for advertising by agreement with the New York Port Authority, New Jersey Transit
Commission, the Spokane Intermodal Center, the Toronto Transit
Commission and Via Rail Canada.

     Thus far, the Company has installed seventy-one boards throughout the United States and two in Canada.

Internet Website "www.budgethotels.com"

     The Company owns and has the copyright to the website www.budgethotels.com ("budgethotels"). The Company sells space on its website to hotels and motels. The Company charges a fee to the hotel or motel for maintaining a listing on the website. The fee charged for the listing will vary depending upon the type of listing a particular hotel or motel is interested in obtaining. Currently, the following fee structure is being used:

     1.   Listing                  $   240.00/year
     2.   Column Ad                $   480.00/year
     3.   Full Page Ad             $   960.00/year
     4.   Banner Ad                $ 3,600.00/year

     The Company also takes hotel reservations on-line and obtains a commission from the respective hotel for each reservation. The Company receives a commission. of 10% on each on-line reservation. As financial transaction security on the Internet improves, the Company anticipates that on-line hotel reservations will increase. There is no assurance that the foregoing assumption will prove accurate.

     On October 1, 1997, the Company engaged C & K Management Ltd. as a consultant to advise the Company on an ongoing basis relative to Internet applications of the Company's present and future business. The services to be provided or have been provided include advise regarding Internet marketing; assistance with the development of the Company's web-site; and, advise regarding search engine marketing. The term of the agreement is from October 1, 1997 to January 31, 2001. The fee for the services is US$70,000 payable at the rate of US$1,400 per month. Mr. Marshall, the Company's President, has agreed, personally, to indemnify and hold C & K Management Ltd. From any loss suffered by the Company's failure to pay or perform the terms of the agreement.

Marketing of "www.budgethotels.com"

     The Company intends to sell advertising space for its website through direct and personal contact with a prospective advertiser. The Company anticipates employing area representatives to sell advertising space for its Internet website. The Company anticipates that its potential advertising clients for the website will also be the same potential clients for its display advertising boards. Accordingly, the Company anticipates selling two product lines employing identical telemarketers for the website, as it does for the display board advertising in contacting potential advertisers.

Operations of "www.budgethotels.com"

     Currently four hundred twenty clients lease space on the Company's website.

Competition.

     The Company competes with many other board providers and Internet travel services, most of whom have more financial resources than the Company and there can be no assurance that in the future, the Company will be able to compete successfully with other display board advertisers or Internet website advertisers. The Company is a small participant within the display board advertising arena and the Internet website arena. The Company competes with professional advertising agencies, television, radio, publications such as magazines and newspapers, all of whom have more resources than the Company. The Company competes with other display board providers on the basis of price, availability of advertising space, size of space and the location of space. The Company competes with other Internet providers on the basis of price and the amount of space allocated to a particular client. The Company intends to market its services as discussed in "Item 1. Description of Business - Marketing" and does not believe that its methods of marketing will effect its competitive position at all.

Government Regulation

     The Company anticipates that its display board advertising will be subject to regulation by the respective local and state authorities, as well as federal authorities, with regard to the content of each display board. Further, the content of the display boards will also be regulated by the respective transportation (airport, bus, port or train) authorities. Advertisements subject to regulation may include socially objectionable advertisements relating to such matters as alcoholic beverages, tobacco products, drug or sex paraphernalia, "striptease" or topless establishments, "adult bookstores," nude modeling studios, escort services and massage parlors.

     The Company believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website "www.budgethotels.com." There is no assurance that such security precautions will be successful.

Year 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has examined all of the technology (information and non-information) that it uses to operate its business and found it to be Year 2000 compliant. Further, the Company has contacted its current hardware and software suppliers and has been advised that all hardware and software supplied to it is Year 2000 compliant. As the Company acquires new hardware and software suppliers, the Company intends to determine the extent to which the Company's systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues and take measures to reduce the Company's exposure, such as, finding alternative suppliers or requiring the suppliers to correct Year 2000 compliance issues prior to the Company acquiring the product. The Company anticipates that this will be an ongoing process as the Company begins to implement its marketing plan through 1999. There can be no assurances that the systems of suppliers or other companies on which the Company may rely on will be converted in a timely manner and will not have a materially adverse effect on the Company's systems. Additionally there can be no assurances that the computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant. The Company believes that it is taking the steps necessary regarding Year 2000 compliance issues with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations. In the event a Year 2000 failure occurs, the Company believes that it will relate to matters outside of its control, such as events occurring at a Greyhound Terminal. If such an event occurs, the Company's operations could be suspended until such time as the failure is corrected. The Company believes such an event would not have a material adverse affect upon the Company's operations.

Company's Office

     The Company's headquarters are located 1449 St. Paul Street,
Suite 202, Kelowna, British Columbia, Canada   V1Y 2E5 and its
telephone numbers are (250) 868-1171 and (800) 548-4432.

Employees

     The Company is a development stage company and currently has eleven employees other than its Officers and Directors. The employees will be paid on a commission basis (by a number of display boards each employee is able to achieve advertising for). The
Company intends to hire additional employees as needed.

RISK FACTORS

     1. Going Concern. The Company has inadequate revenues to continue as a going concern during the next twelve months. If the Company does not obtain additional capital from earnings or through capital raising activities, it may have to cease operations.

     2. Company with Limited History of Earnings. The Company has a limited operating history and is subject to all of the risks inherent in a developing business enterprise including lack of cash flow and service acceptance.

     3.  Development and Market Acceptance of Services.  The
Company's success and growth will depend upon the Company's ability to market its services. The Company's success will depend in part upon the market's acceptance of, and the Company's ability to deliver and support its services.

     4. Dependence on Technology supplier. While the Company currently relies upon Media Net as the Company's outside technology supplier, the Company believes that there are numerous outside technology suppliers that perform the same services as Media Net. Accordingly, the Company believes that if Media Net could not or would not furnish future services to the Company, the Company could obtain such services from other sources without interruption of its operations.

     5. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget. Further, the Company's cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

     6. Competition. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's services compete indirectly with numerous other suppliers of web pages and search engines. As the market for the Company's services expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

     7. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its sole Officer, William Marshall and its Directors, William
Marshall and Kenneth E. Cloak who exercise control over the day to day affairs of the Company.

     8. Issuance of Additional Shares. 35,786,000 shares of Common Stock or 71.57% of the 50,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than as described in this registration statement, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     9. Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Nevada provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Corporation Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     10. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     11. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company does not own any real or personal property. The
Company's only asset is cash.

     The Company's headquarters are located 1449 St. Paul Street,
Suite 202, Kelowna, British Columbia, Canada V1Y 2E5 and its telephone number is (250) 868-1171. The Company leases the foregoing premises from Cedar Grove Reality on a month to month basis. The monthly rental is $749.00.


ITEM 3.   LEGAL PROCEEDINGS.


     The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not held a shareholders meeting during the past year, therefore, no matters were submitted for a vote of shareholders.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     The Company's Common Stock is quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "BUDH." The Company's shares began trading in August 1998. The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

          Fiscal Quarter              High Bid[1]     Low Bid[1]
          2000
               First Quarter            $0.25          $0.03
          1999
               Fourth Quarter           $0.53125       $0.03125
               Third Quarter            $1.12500       $0.31250
               Second Quarter           $2.40625       $0.43750
               First Quarter            $0.65625       $0.28125
          1998
               Fourth Quarter           $0.55          $0.3125
               Third Quarter            $0.00          $0.00
               Second Quarter           $0.00          $0.00

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     As of November 30, 1999, the Company has 469 holders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30, 1999.

     During the fiscal year ended November 30, 1999, net sales increased from $438,272 for the fiscal year ended November 30, 1998 to $642,105 for the fiscal year ended November 30, 1999 representing a 46% increase in revenues.

     The Company's working capital improved from a deficiency of $160,176 for the fiscal year ended November 30, 1998 to a deficiency of $44,337 for the fiscal year ended November 30, 1999. The increase in the working capital was a result of additional cash raised through the issuance of shares.

     The Company suffered a net loss of $601,076 for the fiscal year ended November 30, 1999, versus a net loss of $55,002 for the fiscal year ended November 30, 1998. The loss was a result of higher general and administrative expenses which increased from $331,283 for the fiscal year ended November 30, 1998 to $1,020,638 for the fiscal year ended November 30, 1999. The high general and administrative expenses for 1999 was a result of increased professional services and the development of the Company's internet website.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position improved during the year ended
November 30, 1999 by $57,999.

     The increase in the Company's cash position was a result of raising additional cash during fiscal 1999 by the issuances of 1,627,000 shares for net proceeds of $312,084.

     The Company has adequate cash to maintain operations during the next twelve months and expects to have profitable operations for the fiscal year ended November 30, 2000 and does not anticipate the need to raise additional cash through the sale of shares or debt.

RESULTS OF OPERATIONS

     The Company derives its revenue form two sources consisting of an internet web site and advertising boards.

     Net sales increased from $438,272 for the fiscal year ended
November 30, 1998 to $642,105 for the fiscal year ended November 30, 1999 representing a 46% increased in net sales.

     A breakdown of the net sales is as follows:

                                        1999           1998
     Internet website revenue           $  24,112      $      -
     Advertising boards                   617,993        438,272
                                        ---------      ---------
                                        $ 642,105      $ 438,272
                                        =========      =========

     The increase in the adverting board revenue reflects the addition of 30 advertising boards during the year and the increase in the interest website revenue is a result of the Company's website becoming operational during fiscal 1999.

     The Company's cost of sales (i.e.) Commissions paid were $171,086 or 39% of net sales for the fiscal year November 30, 1998 versus $179,958 or 28% of net sales for the year ended November 3, 1999 and as a result the gross margins from operations increased from $267,156 (i.e.) 61% of net sales for the fiscal year ended November 30, 1998 to $462,147 (i.e.) 72% for the fiscal year ended November 30, 1999. Thee increasing gross margins is a result of reduced commissions paid on advertising renewals and no commissions paid on internet web site revenues.

     The Company's general and administrative expenses increased during the fiscal year ended November 30, 1999 from $311,283 for fiscal 1999 verus $1,020,638 for the year ended November 30, 1999. The increase of $709,355 was primarily the result of professional services incurred in the amount of $461,920 which were paid for by the issuance of shares and initial costs to develop the Company's web site.

     The Company's net loss for the year ended November 30, 1999 was $601,076 compared to a loss of $55,002 for the year ended November 30, 1998, an increase of $546,074 which was primarily the result of the increased general and administrative expenses particularly the professional services, incurred in the amount of $461,920 and web site development costs which the Company does not anticipate incurring in fiscal 2000.

     The net loss of $601,076 was financed by the Company issuing stock in the amount of $461,920 for professional services rendered and the balance of $139,156 was financed by the issuance of shares for cash.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements begin on following page.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors
budgethotels.com, inc. and Subsidiary
(Formerly Info Center International, Inc.)
Kelowna, British Columbia

We have audited the accompanying consolidated balance sheet of budgethotels.com, inc. and Subsidiary as of November 30, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of budgethotels.com, inc. and Subsidiary (formerly Info Center International, Inc.) as of November 30, 1999, and the consolidated results of their operations and their cash flows for the years ended November 30, 1999 and 1998, in conformity with generally accepted accounting principles.

Accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Jones, Jensen & Company
Salt Lake City, Utah
February 4, 2000

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
                     Consolidated Balance Sheet

                               ASSETS

                                                  November 30,
                                                  1999
CURRENT ASSETS
 Cash                                             $   71,143
 Accounts receivable (Note 2)                        129,748
 Accounts receivable - related party                   8,217
                                                  ----------
     Total Current Assets                            209,108
                                                  ----------
PROPERTY AND EQUIPMENT (Net) (Notes 2 and 3)          83,558
                                                  ----------
OTHER ASSETS
 Prepaid commissions (Note 2)                         39,612
                                                  ----------
     Total Other Assets                               39,612
                                                  ----------
     TOTAL ASSETS                                 $  332,278
                                                  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $   26,844
 Unearned revenue (Note 2)                           226,601
                                                  ----------
          Total Current Liabilities                  253,445
                                                  ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY
 Preferred stock; 1,000,000 shares authorized
  of $0.01 par value, no shares issued and
  outstanding                                             -
 Common stock; 50,000,000 shares authorized
  of $0.001 par value, 13,214,000 shares
  issued and outstanding                              13,214
 Additional paid-in capital                          834,171
 Accumulated deficit                                (768,552)
                                                  ----------
     Total Stockholders' Equity                       78,833
                                                  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  332,278
                                                  ==========







   The accompanying notes are an integral part of these financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
               Consolidated Statements of Operations

                                   For the Years Ended
                                   November 30,
                                   1999           1998

REVENUE
 Net sales                         $   642,105    $  438,272
 Cost of goods sold                    179,958       171,086
                                   -----------    ----------
     Gross Margin                      462,147       267,186
                                   -----------    ----------
EXPENSES
 General and administrative          1,020,638       311,283
 Depreciation                           20,297        17,118
                                   -----------    ----------
     Total Expenses                  1,040,935       328,401
                                   -----------    ----------
     Loss From Operations             (578,788)      (61,215)
                                   -----------    ----------
OTHER INCOME (EXPENSE)
 Gain (loss) on exchange rate           (2,698)       12,415
 Interest income                         3,635           237
 Bad debt expense                      (23,225)       (6,439)
                                   -----------    ----------
     Total Other Income (Expense)      (22,288)        6,213
                                   -----------    ----------
NET LOSS                           $  (601,076)   $  (55,002)
                                   ===========    ==========
BASIC LOSS PER SHARE               $     (0.05)   $    (0.01)
                                   ===========    ==========



















   The accompanying notes are an integral part of these financial statements

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
          Consolidated Statements of Stockholders' Equity

                                             Additional
                      Common Stock           Paid-in        Accumulated
                    Shares         Amount    Capital        Deficit
Balance, 11/30/97    8,000,000     $   8,000 $   (8,000)    $ (112,474)

Common stock issued
 for services
 rendered at $0.05
 per share             600,000          600      27,480             -
Common stock issued
 for cash at $0.01
 per share           2,500,000        2,500      22,500             -
Common stock issued
 for cash at $0.19
 per share             387,000          387      73,200             -
Stock offering costs        -            -      (53,286)            -
Net loss for the
 year ended
 November 30, 1998          -            -           -         (55,002)
                    ----------     --------  ----------     ----------
Balance, 11/30/98   11,487,000       11,487      61,894       (167,476)

Cancellation of
 common stock
 previously
 issued at $0.05
 per share            (600,000)        (600)    (27,480)            -
Common stock issued
 for cash at $0.25
 per share           1,585,000        1,585     394,665             -
Common stock issued
 for cash at $0.30 to
 $0.50 per share        42,000           42      16,958             -
Common stock issued
 for services at
 $0.25 per share       400,000          400      99,600             -
Options on common
 stock issued below
 market value at
 $0.25 per share            -            -      240,000             -
Common stock issued
 for services at
 $0.50 per share       300,000          300     149,700             -
Stock offering costs        -            -     (101,166)            -
Net loss for the year
 ended 11/20/99             -            -           -        (601,076)
                    ----------     --------  ----------     ----------
Balance, 11/30/99   13,214,000     $ 13,214  $  834,171     $ (768,552)
                    ==========     ========  ==========     ==========



   The accompanying notes are an integral part of these financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
               Consolidated Statements of Cash Flows

                                             For the Years Ended
                                             November 30,
                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $ (601,076)    $ (55,002)
Adjustments to reconcile net loss to
 net cash used by operating activities:
 Depreciation                                    20,297        17,118
 Bad debt expense                                22,379         6,439
 Common stock issued for services               221,920        28,080
 Options on common stock issued
  below market value                            240,000            -
Changes in assets and liabilities
 (Increase) decrease in accounts receivable     (63,609)      (26,000)
 (Increase) decrease in accounts
  receivable-related party                       (8,217)       16,745
 (Increase) decrease in deposits and prepaids   (38,135)        2,017
 Increase (decrease) in accounts payable          8,921        14,808
 Increase (decrease) in accounts
  payable - related party                        (3,477)           -
 Increase (decrease) in bank overdraft               -         (2,639)
 Increase (decrease) in unearned revenue         30,570        14,906
                                             ----------     ---------
Net Cash Provided (Used) by
 Operating Activities                          (170,427)       16,472
                                             ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                       (39,251)      (51,106)
                                             ----------     ---------
Net Cash Provided (Used) by
 Investing Activities                           (39,251)      (51,106)
                                             ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable - related party          -          2,477
 Payments on note payable - related party       (44,407)           -
 Proceeds from sales of common stock            413,250        98,587
 Stock offering costs                          (101,166)      (53,286)
                                             ----------     ---------
Net Cash Provided (Used) by
 Financing activities                           267,677        47,778
                                             ----------     ---------
NET INCREASE (DECREASE) IN CASH                  57,999        13,144

CASH AT BEGINNING OF YEAR                        13,144            -
                                             ----------     ---------
CASH AT END OF YEAR                          $   71,143     $  13,144
                                             ==========     =========



     The accompanying notes are an integral part of these financial statements.


                                  F-5a

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
                 Consolidated Statements of Cash Flows



                                             For the Years Ended
                                             November 30,
                                             1999           1998
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR
 Interest                                    $      -       $     -
 Income taxes                                $      -       $     -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for services rendered   $ 221,920      $ 28,080
 Options on common stock issued
  below market value                         $ 240,000      $     -








































 The accompanying notes are an integral part of these financials statements

                               F-5b

              BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly Info Center International, Inc.)
          Notes to the Consolidated Financial Statements
                        November 30, 1999

NOTE 1 -  COMPANY BACKGROUND

The consolidated financial statements include those of budgethotels.com, inc. (BHI) (formerly known as Info Center
International, Inc.) and its wholly-owned subsidiary, Info Center, Inc. (Info). Collectively, they are referred to herein as "the
Company."

BHI was incorporated under the laws of the State of Nevada on November 5, 1997 as Info Center Interntional, Inc. BHI was incorporated for the purpose of acquiring Info. In February 1999, the Company changed its name from Info Center International, Inc.
to budgethotels.com, inc.

Info, a wholly-owned subsidiary, was formed under the laws of the State of Washington on November 6, 1984. Info has been in the business of operating billboards, signboards and illuminated signs for the purpose of placing advertisements. Info also maintains and operates an internet website for the purpose of making hotel reservations.

On November 30, 1997, the Company completed an Agreement and Plan of Share Exchange whereby BHI issued 8,000,000 shares of its common stock in exchange for all of the outstanding common stock of Info. Therefore, Info is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Info. BHI is the acquiring entity for legal purposes and Info is the surviving entity for accounting purposes. BHI has been in the business of operating billboards for the purpose of placing advertisements.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

a.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year end.

b.  Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

              BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly Info Center International, Inc.)
          Notes to the Consolidated Financial Statements
                        November 30, 1999

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                  Useful
          Description                             Lives

          Advertising boards                       7 years
          Office furniture and equipment           7 years
          Computer Software                        3 years
          Leasehold improvements                  27.5 years

c.  Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $ 46,074 and $23,695 at November 30, 1999 and 1998, respectively.

d.  Provision For Taxes

At November 30, 1999, the Company has net operating loss carryforwards of approximately $750,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

e.  Principles of Consolidation

The consolidated financial statements include those of budgethotels.com, inc. and its wholly-owned subsidiary, Info
Center, Inc.

All material intercompany accounts and transactions have been eliminated.

f.  Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

              BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly Info Center International, Inc.)
          Notes to the Consolidated Financial Statements
                        November 30, 1999

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Basic Loss Per Share

                                   For the Year Ended
                                   November 30, 1999
                         ----------------------------------------
                                        (Denominator)
                         (Numerator)    Weighted
                         Income         Average        Basic
                         (Loss)         Number of      (Loss) Per
                         Amounts        Shares         Share

Net loss                 $ (601,076)    12,481,479     $ (0.05)
                         ----------     ----------     -------
                         $ (601,076)    12,481,479     $ (0.05)
                         ==========     ==========     =======

                                   For the Year Ended
                                   November 30, 1998
                         ----------------------------------------
Net loss                 $ (55,002)     10,743,333     $ (0.01)
                         ---------      ----------     -------
                         $ (55,002)     10,743,333     $ (0.01)
                         =========      ==========     =======

The basic income per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Common stock equivalents are not presented as they are antidilutive in nature.

h.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.  Revenue Recognition

Revenue is recognized as service is provided to the customer. The Company amortizes revenues over the life of the contract with the customer which range from three months to one year. Unearned revenues reflect the percentage of the Company's receivables and collected fees for which services have not yet been provided.

The Company pays its salesmen in full from the initial sales proceeds. The commissions are capitalized and amortized over the estimated life of the contracts. Prepaid commissions at November
30, 1999 were $39,612.

              BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly Info Center International, Inc.)
          Notes to the Consolidated Financial Statements
                        November 30, 1999


NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  November 30,
                                                  1999

     Advertising boards                           $ 105,305
     Office furniture and equipment                  44,106
     Computer software                                2,430
     Leasehold improvements                          12,714
                                                  ---------
                                                    164,555
     Accumulated depreciation                       (80,997)
                                                  ---------
     Net property and equipment                   $  83,558
                                                  =========

Depreciation expense for the years ended November 30, 1999 and 1998 and was $20,297 and $17,118, respectively

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

In October 1997, the Company entered into an agreement for consulting services. The agreement runs from October 1997 through January 2001. The monthly payment for the consulting agreement is $1,360.

In March 1999, the Company entered into an agreement with its president for consulting services. The agreement runs from March
1999 through March 2014. The monthly payment for the consulting agreement is $10,000.

The Company leases certain office equipment used in their operations under non-cancelable operating leases. The lease terms expire beginning in April 2001 and ending in September 2003. The monthly rental payment for the leases is $985.

The Company leases office space located in Kelowna, British
Columbia on a month-to-month basis. The monthly lease payment on the office is $732.

During April 1997, the Company entered into an operating lease agreement for an automobile. The lease term expires in March 2001. The monthly rental payment is $579.

              BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly Info Center International, Inc.)
          Notes to the Consolidated Financial Statements
                        November 30, 1999

NOTE 4 -  COMMITMENTS AND CONTINGENCIES (Continued)

     Minimum future lease payments on the leases and contracts as of November 30, 1999 are as follows:

     Year Ended
     November  30,                      Amount

     1999                               $   155,088
     2000                                   135,064
     2001                                   128,930
     2002                                   124,749
     2003 and thereafter                  1,240,000
                                        -----------
                      Total             $ 1,783,831
                                        ===========

NOTE 5 -  RELATED PARTY TRANSACTIONS

As of November 30, 1998, the Company owed $44,407 to the Company's President. Interest accrued on the amount at 10% per annum and was due yearly. The principal was due on demand. This note was repaid in full by the Company during the year ended November 30, 1999.
The Company has advanced to a major shareholder $8,217 against future commissions at November 30, 1999.

NOTE 6 -  LICENSING AGREEMENT

In October 1997, the Company entered into a licensing agreement with Greyhound Lines, Inc. (Greyhound), whereby the Company is granted the right to install, operate and maintain its advertising boards in all of Greyhound's owned and leased bus terminal facilities. The agreement is for a period of 15 years (three 5 year terms) beginning in February 1998. The cost to the Company ranges from $50 to $367 per month for each location where an advertising board is placed.

NOTE 7 -  COMMON STOCK

In December 1997, the Company sold 2,500,000 shares of its common stock in an offering for $25,000 at a price of $0.01 per share. From December, 1997 through March, 1998, the Company sold an additional 387,000 shares of its common stock in another offering for $73,587 at a price of $0.19 per share. The stock offering costs related to these two offerings amounted to $53,286 and were charged to paid-in capital.

In November 1998, the Company issued 600,000 shares of its common stock for services rendered valued at $28,080, or $0.05 per share. These shares were subsequently canceled by the Company in December 1998.

              BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            (Formerly Info Center International, Inc.)
          Notes to the Consolidated Financial Statements
                        November 30, 1999

NOTE 7 -  COMMON STOCK (Continued)

In March 1999, the Company sold 1,585,000 shares of its common stock in an offering for $396,250 at a price of $0.25 per share.
In March 1999, the Company sold an additional 42,000 shares of its common stock in another offering for $17,000 at prices ranging from $0.30 to $0.50 per share. The stock offering costs related to these two offerings amounted to $101,166 and were charged to paid-in capital.

In May 1999, the Company issued 400,000 shares of its common stock for services rendered valued at $100,000, or $0.25 per share.

In 1999, the Company issued options to a member of management to purchase 1,000,000 shares of its common stock at $0.01 per share. At the time the options were issued, the Company's common stock was trading at $0.25 per share. Accordingly, the Company recognized compensation expense of $240,000, which was charged to paid-in capital (Note 9).

In July 1999, the Company issued 300,000 shares of its common stock for services rendered valued at $150,000, or $0.50 per share.

NOTE 8 -  GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of $768,552 at November 30, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

NOTE 9 -  OPTIONS

In 1999, the Company issued options to a member of management to purchase 1,000,000 shares of its common stock at $0.01 per share. At the time, the Company's common stock was trading at $0.25 per share. Accordingly, compensation expense of $240,000 has been recognized. The Company also issued options to purchase 100,000 shares of its common stock at $0.50 per share, which exceeded the trading price of the shares at the date of issuance.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.


ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.

     The officers and directors of the Company are as follows:

Name                     Age       Position

William J. Marshall      52        President, Treasurer, Secretary
                                   and  member of the Board of
                                   Directors

Kenneth E. Cloak         51        Member of the Board of Director

     Each director serves for a term of one year and the directors are elected at the annual meeting of shareholders. The Company's officers are appointed by the Board of Directors and hold office at the discretion of the Board.

William J. Marshall - President, Treasurer, Secretary and member of the Board of Directors.

     Since November 1997, Mr. Marshall has been the President, Treasurer, Secretary and a member of the Board of Directors of the Company. Since 1991, Mr. Marshall has been an officer and director of the Company's wholly owned subsidiary corporation, Info Center, Inc. From 1988 to 1991, Mr. Marshall was the Vice President of Sales for LAC Enterprises (Advertising) in Vancouver, British Columbia, Canada. LAC Enterprises is a Kelowna advertising agency. From 1984 to 1988, Mr. Marshall served as President of Info Center, Inc., which is not the same corporation currently owned by the Company, but which was engaged in the same business as the Company. From 1977 to 1983 Mr. Marshall served as a sales representative and sales supervisor for Moffatt Communications, Vancouver, British Columbia. Moffatt Communications is a medium sized communications company. From 1975 to 1977, Mr. Marshall was a sales representative for CFCN Television in Calgary, Alberta. CFCN is one the largest television stations in Canada. From 1972 to 1975, Mr. Marshall was employed by Rothman's of Pal Mal Tobacco Company, located in Calgary, Alberta, Canada. Pal Mall Tobacco Company is engaged in the business of manufacturing tobacco products. Mr. Marshall's business experience at Info Center, Inc. relates to the business of the Company in that the business of Info Center, Inc. is the same business as that of the Company. Mr. Marshall's business experience at Moffatt Communications relates to the business of the Company in that Mr. Marshall was marketing products and/or services at both companies. Other than the foregoing, Mr. Marshall's experiences are not related to the business of the Company.

Kenneth E. Cloak - member of the Board of Directors

     Kenneth E. Cloak was appointed to the Board of Directors of the Company on May 25, 1999. There was no arrangement or understanding with respect to which Mr. Cloak was appointed to the Board of Directors. Since May 1991, Mr. Cloak has been a real estate associate with Colliers International in Victoria, British Columbia. Colliers International is a nation wide Canadian commercial real estate broker. Mr. Cloak is employed in the Victoria, British Columbia office. Mr. Cloak's experience as a real estate associate does not relate to the business of the Company.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     Directors, executive officers and ten percent stockholders did not make filings as required under Section 16(a) of the Securities Exchange Act of 1934, but intend to do so.


ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation.

     The following table sets forth the compensation paid by the Company from January 1, 1996 through November 30, 1999, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE

                                             Long-Term Compensation
               Annual Compensation         Awards              Payouts
                                         Securities
Names                            Other   Under     Restricted           Other
Executive                        Annual  Options/  Shares or            Annual
Officer and                      Compen- SARs[1]   Restricted  LTIP[2]  Compen-
Principal    Year   Salary Bonus sation  Granted   Share       Payouts  sation
Position     Ended  (US$)  (US$) (US$)   (#)       Units (US$) (US$)    (US$)
William J.   1999   124,517 0    0       1,000,000 0           0        0
Marshall     1998    72,000 0    0               0 0           0        0
President    1997    98,000 0    0               0 0           0        0
 & Director  1996    84,000 0    0               0 0           0        0

Kenneth E.   1999         0 0    0          50,000 0           0        0
Cloak        1998         0 0    0               0 0           0        0
 Director    1997         0 0    0               0 0           0        0
             1996         0 0    0               0 0           0        0


     The Company anticipates paying the following salaries in 2000. The obligation to pay Mr. Marshall's salary is not subject to the Company beginning profitable operations and generating sufficient revenues to pay the same, but the timing of the payment may be delayed until funds are available.

William J. Marshall      President           2000      $ 124,517

     On March 31, 1999, the Company entered into an agreement with LAC Enterprises Ltd. ("LAC"), a corporation solely owned and controlled by Mr. Marshall, the Company's President, to provide consulting services to the Company relating to its operation. The agreement provides for the payment of $10,000 per month to LAC plus expenses. The agreement also provides for annual increases of 5% each year and provides that the Company may issue options to LAC for between 1.0 million and 1.7 million shares of common stock annually. The option exercise price will be $0.01. The number of options will be determined by Mr. Marshall the sole owner of LAC and President of the Company. Mr. Marshall will provide services as President/CEO under the agreement. The agreement terminates on March 31, 2014.

     The Company and LAC have verbally agreed that if cash is unavailable to pay LAC, the amount due LAC will be accrued by the Company and paid to LAC when funds are available.

     The Company has adopted a non-qualified incentive stock option plan and granted options to Mr. Cloak. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

     Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 1999, to each of the Named Executive Officers is reflected in the table below. No options have been exercised as of the date hereof.

Option/SAR Grants in Fiscal 1999.

                                                        Potential
                                                        Realizable Value
                                                        at Assumed Annual
                                                        Rates of Stock
                                                        Price Appreciation
                            Individual Grants           for Option Term
------------------------------------------------------------------------
                                          Percent of
                           Number of      Total
                           Securities     Options/SARs
                           Underlying     Granted to     Exercise
                           Options/SARs   Employees      or Base   Expiration
Name                       Granted (#)    in Fiscal Yr   Price     Date
1999
  William J. Marshall [1]   1,000,000        77.46%      $0.01     10/30/00
  Kenneth E. Cloak             50,000         3.87%      $0.50     11/26/00

[1] Options were granted to LAC pursuant to its agreement with the Company.

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

     Kenneth Cloak received options to acquire shares of the Company's Common Stock. Mr. Marshall has not received any options to acquire any shares of the Company's common stock other than the ones awarded to LAC in exchange for Mr. Marshall's services as CEO and President. Other than the foregoing, Directors have not received any other compensation for serving on the Board of Directors. There are no contractual arrangements with any member of the Board of Directors other than Mr. Marshall. See "Certain Relationships and Related Transaction."

     No additional amounts are payable to the members of the Company's Board of Directors for committee participation or special assignments.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

Name and            Number of                               Percent
address of owner    Shares         Position                 of
                                                            Class

William Marshall    9,000,000[1]   President, Secretary     63.32%
16875 Terrace Rd.                  Treasurer & Director
Winfield, B.C.
Canada V4V 1B2

Kenneth E. Cloak       25,000[2]   Director                  0.17%
8624 Janscim Park Dr.
N. Jaunich, B.C.
Canada V8V 3K3

All officers and    8,025,000                               63.49%

directors as a
group (2 persons)

[1] Shares are held in the name of WJM Management Inc., a corporation owned and controlled by William Marshall, the Company's President. Info Center, Inc. ("ICI") is a wholly owned subsidiary corporation of the Company. W.J. Marshall Management Inc. owned all of the shares of ICI and exchanged those shares for 8,000,000 shares of the Company's common stock in 1997. W.J. Marshall Management Inc. is a corporation owned and controlled by William J. Marshall, the Company's President. W.J. Marshall Management Inc. is a corporation formed to hold title to certain investments of Mr. Marshall. W.J. Marshall Management Inc. is not a subsidiary corporation of the Company. In 1999, the Company granted Mr. Marshall an option to acquire up to 1,000,000 shares of Common Stock at an exercise price of $0.01 per share. Said option is included in the 9,000,000 shares set forth herein.

[2] Mr. Cloak has an option to purchase up to 50,000 shares of common stock at an exercise price of $0.50 per share. This figure reflects the number of shares that Mr. Cloak could acquire from the exercise of his option within 60 days from November 30, 1999. As of the date hereof, Mr. Cloak has not exercised his option to acquire any shares of common stock and accordingly, does not own any shares of the Company's common stock.

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of ICI, a corporation owned and controlled by WJM Management Ltd., a corporation owned and controlled by William Marshall, the Company's President and director in exchange for 8,000,000 shares of the Company's Common Stock.

     However, W.J. Marshall Management, Inc. retained all of its right, title and interest in and to storage space Mr. Marshall's home. The Company continues to use storage space at Mr. Marshall's home on a rent free basis. There is no written agreement for the use of the foregoing space. The Company, however, no longer conducts its operations from Mr. Marshall's home.

     On March 31, 1999, the Company entered into an agreement with LAC Enterprises Ltd. ("LAC"), a corporation solely owned and controlled by Mr. Marshall, the Company's President, to provide consulting services to the Company relating to its operation. The agreement provides for the payment of $10,000 per month to LAC plus expenses. The agreement also provides for annual increases of 5% each year and provides that LAC will receive options to purchase between 1.0 million and 1.7 million shares of common stock. The option exercise price will be $0.01. The number of options will be determined by Mr. Marshall the sole owner of LAC and President of the Company.

     The Company and LAC have verbally agreed that if cash is unavailable to pay LAC, the amount due LAC will be accrued by the Company and paid to LAC when funds are available.

     On May 24, 1999, the Company granted an option to Ken Cloak, a member of the Board of Directors, to acquire up to 50,000 shares of common stock at an exercise price of $0.50 per share. The option provides that Mr. Cloak may acquire 12,500 shares from August 26, 1999 to November 26, 1999; 12,500 shares from November 27, 1999 to May 24, 2000; 12,500 shares from May 24, 2000 to August 26, 2000;
and 12,500 shares from August 26, 2000 to November 27, 2000.

     On May 24, 1999, the Company granted an option to Stewart Scheibel, a member of the Board of Directors, to acquire up to 50,000 shares of common stock at an exercise price of $0.50 per share. The option provided that Mr. Scheibel could have acquired 12,500 shares from August 26, 1999 to November 26, 1999; 12,500 shares from November 27, 1999 to May 24, 2000; 12,500 shares from May 25, 2000 to August 25, 2000; and, 12,500 shares from August 26, 2000 to November 27, 2000. Mr. Scheibel's option was cancelled upon his resignation.

     The Company has 13,214,000 shares of Common Stock issued and outstanding as of November 30, 1999. Of the 13,214,000 shares of the Company's Common Stock outstanding, 4,914,000 shares are freely tradeable and 8,300,000 shares can only be resold in compliance with Reg. 144 adopted under the Securities Act of 1933 (the "Act").

     In general, under Rule 144 as currently in effect, a person (or persons whose Shares are aggregated) who has beneficially owned Shares privately acquired directly or indirectly from the Company or from an affiliate, for at least one year, or who is an affiliate, is entitled to sell within any three month period a number of such Shares that does not exceed the greater of 1% of the then outstanding shares of the Company's Common Stock or the average weekly trading volume in the Company's Common Stock during the four calendar weeks, immediately preceding such sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current public information about the Company. A person (or persons whose Shares are aggregated) who is not deemed to have been an affiliate at any time during the 90 day preceding a sale, and who has beneficially owned Restricted Shares for at least two years, is entitled to sell all such Shares under Rule 144 without regard to the volume limitations, current public information requirements, manner of sale provisions or notice requirements.

     The following sets forth in chronological order the sale of unregistered securities:

     On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of ICI, a corporation owned and controlled by W.J. Marshall Management Inc., a corporation owned and controlled by William Marshall, the Company's President and director in exchange for 8,000,000 "restricted" shares of the Company's Common Stock. The foregoing shares were issued pursuant to Section 4(2) of the Act.

     In December 1997, the Company completed its first private placement offering of 2,500,000 shares of the Company's Common Stock at $0.01 per share, for an aggregate of $25,000. The foregoing shares were issued pursuant to Reg. 504 of the Securities Act of 1933 (the "Act). The 2,500,000 shares were issued to 760343 Alberta Ltd., Lance Morginn, Terry Fields, John Coward, Ronaye Mallette, and 11124057 Investments Ltd. None of the foregoing are affiliates of the Company. The shares were issued pursuant to
Section 4(2) of the Securities Act of 1933.

     In March 1998, the Company issued 387,000 shares of common stock at $0.19 per share to fifty-four persons in consideration of $73,530. All of the shares were issued pursuant to Reg. 504 of the Act.

     In November 1998, the Company issued 600,000 shares of common stock in consideration of services valued at $30,000. The shares were issued to Phoenix Capital Funding Group in consideration of Phoenix Capital's promise to raise $500,000 for the Company. The shares were issued pursuant to Reg. 504 of the Act.

     Phoenix Capital did not raise the entire $500,000 and accordingly the 600,000 shares were returned to the Company by Phoenix Capital and canceled by the Company.

     In fiscal 1999, the Company granted options to certain Company employees to acquire up to 1,290,000 shares of common stock at varying prices.

     In March 1999, the Company sold 42,000 shares of common stock to the following persons at the price per share opposite their respective names:

          Von Zurba           10,000 shares       $0.40
          Margaret Tolan      10,000 shares       $0.30
          Margaret Hutchinson 12,000 shares       $0.50
          John Phelan         10,000 shares       $0.40

     In March 1999, 50,000 shares of common stock were issued to Elizabeth Henderson in consideration of consulting services rendered in 1999. The services were related to organization and promoting the Company's stock and valued at $12,500 by the Company's board of directors. The foregoing shares were issued pursuant to Reg. 504 of the Act.

     In March 1999, 350,000 shares of common stock were issued to John Coward in consideration of consulting services rendered in 1999. The services were related to organization and promoting the Company's stock and valued at $87,500 by the Company's board of directors. The foregoing shares were issued pursuant to Reg. 504 of the Act.

     In March 1999, the Company issued 1,585,000 shares of common stock at $0.25 per share to four persons in consideration of $396,250 The foregoing shares were issued pursuant to Reg. 504 of the Act.

     On May 24, 1999, the Company granted an option to Ken Cloak, a member of the Board of Directors, to acquire up to 50,000 shares of common stock at an exercise price of $0.50 per share. The option provides that Mr. Cloak may acquire 12,500 shares from August 26, 1999 to November 26, 1999; 12,500 shares from November 27, 1999 to May 24, 2000; 12,500 shares from May 24, 2000 to August 26, 2000;
and, 12,500 shares from August 26, 2000 to November 27, 2000.

     On May 24, 1999, the Company granted an option to Stewart Scheibel, a member of the Board of Directors, to acquire up to 50,000 shares of common stock at an exercise price of $0.50 per share. The option provides that Mr. Scheibel may acquire 12,500 shares from August 26, 1999 to November 26, 1999; 12,500 shares from November 27, 1999 to May 24, 2000; 12,500 shares from May 25, 2000 to August 25, 2000; and, 12,500 shares from August 26, 2000 to November 27, 2000. The options to Mr. Scheibel were canceled upon his resignation. No options were exercised.

     In July 1999, through negotiations between the Company and Phoenix Capital, Phoenix Capital was issued 300,000 restricted shares of common stock in consideration of it raising $125,000 of the $500,000.

     In 1999, the Company granted LAC an option to acquire up to 1,000,000 shares of Common Stock at an exercise price of $0.01 per share.

                             PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Exhibits

The following documents are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission, and all exhibits thereto:

Exhibit
No.            Description

 3.1           Articles of Incorporation.
 3.2           Bylaws.
 4.1           Specimen Stock Certificate.
99.1           Licensing Agreement with Greyhound Lines, Inc.
99.2           Consulting Agreement with LAC.
99.3           Agreement and Plan of Share Acquisition.
99.4           Agreement between the Company, C&K Management Ltd.
               and W.J. Marshall Inc.
99.5           Non-qualified Incentive Stock Option Agreement.

     The following documents are incorporated herein:

27.2           Financial Data Schedule

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of April, 2000.

                              budgethotels.com, inc.
                              (Registrant)


                              BY:  /s/ William J. Marshall
                                   William J. Marshall, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 5th day of April, 2000.


SIGNATURES               TITLE                    DATE


/s/ William J. Marshall  President, Secretary-    April 5, 2000
William J. Marshall      Treasurer, Chief
                         Financial Officer and
                         a member of the Board
                         of Directors


/s/ Kenneth E. Cloak     Member of the Board      April 5, 2000
Kenneth E. Cloak         Board of Directors