Form 10QSB
period 2000-02-29
BUDGETHOTELS COM INC
filed 2000-04-20
CIK 1091938

-----------------------------------------------------------------
-----------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549
                ----------------------------------

                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

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

                          (205) 868-1171
        Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Not subject to filing until September 30, 1999.

YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at March 31, 2000 was 13,214,000 shares.

----------------------------------------------------------------------
----------------------------------------------------------------------

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                    Consolidated Balance Sheets


ASSETS

                                        February 29,   November 30,
                                        2000           1999
                                        (Unaudited)

CURRENT ASSETS
 Cash                                   $  27,061      $  71,143
 Accounts receivable, net                 141,874        129,748
 Accounts receivable - related party        8,217          8,217
                                        ---------      ---------
     Total Current Assets                 177,152        209,108
                                        ---------      ---------

PROPERTY AND EQUIPMENT (NET)               80,620         83,558
                                        ---------      ---------
OTHER ASSETS
 Deferred offering costs                    6,648             -
 Prepaid commissions                       55,059         39,612
                                        ---------      ---------
     Total Other Assets                    61,707         39,612
                                        ---------      ---------

     TOTAL ASSETS                       $ 319,479      $ 332,278
                                        =========      =========



























 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
              Consolidated Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY

                                        February 29,   November 30,
                                        2000           1999
                                        (Unaudited)

CURRENT LIABILITIES
 Accounts payable                       $   15,506     $   26,844
 Unearned revenue                          190,733        226,601
                                        ----------     ----------
     Total Current Liabilities             206,239        253,445
                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Preferred stock: 1,000,000 shares
  authorized of $0.01 par value,
  no shares issued and outstanding              -              -
 Common stock: 50,000,000 shares
  authorized of $0.001 par value,
  13,214,000 shares issued
  and outstanding                           13,214         13,214
 Additional paid-in capital                834,171        834,171
 Accumulated deficit                      (734,145)      (768,552)
                                        ----------     ----------
     Total Stockholders' Equity            113,240         78,833
                                        ----------     ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $  319,479     $  332,278
                                        ==========     ==========





















 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               Consolidated Statements of Operations
                            (Unaudited)

                                        For the
                                        Three Months Ended
                                        February 29,   February 28,
                                        2000           1999

REVENUE
 Net sales                              $ 206,589      $ 43,117
 Cost of goods sold                        40,905        19,589
                                        ---------      --------

     Gross Profit                         165,684        23,528
                                        ---------      --------
OPERATING EXPENSES
 General and administrative               126,152        11,943
 Depreciation                               5,125         4,500

     Total Operating Expenses             131,277        16,443
                                        ---------      --------
     Income from Operations                34,407         7,085

OTHER INCOME (EXPENSE)

     Loss on exchange rate                    -          (1,710)
                                        ---------      --------
          Total Other Income (Expense)        -          (1,710)
                                        ---------      --------
NET INCOME                              $  34,407      $  5,375
                                        =========      ========
BASIC EARNINGS PER SHARE                $    0.00      $   0.00
                                        =========      ========





















 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
          Consolidated Statements of Stockholders' Equity


                                                  Additional
                              Common Stock        Paid-in   Accumulated
                         Shares         Amount    Capital   Deficit

Balance,
 November 30, 1999       11,487,000     $ 11,487  $  61,894 $ (167,476)
Cancellation of common
 stock previously issued
 at $0.05 per share        (600,000)        (600)   (27,480)        -
Common stock issued for
 cash at $0.25 per share  1,585,000        1,585    394,665         -
Common stock issued for
 cash at $0.30 to $0.50
 per share                   42,000           42     16,958         -
Common stock issued for
 services at $0.25
 per share                  400,000          400     99,600         -
Options on common stock
 issued below market value
 at $0.01 per share              -            -     240,000         -
Common stock issued for
 services at $0.50
 per share                  300,000          300    149,700         -
Stock offering costs             -            -    (101,166)        -
Net loss for the year ended
 November 30, 1999               -            -          -    (601,076)
                         ----------     --------  --------- ----------
Balance,
 November 30, 1999       13,214,000       13,214    834,171   (768,552)

Net income for the three
 months ended February 29,
 2000 (unaudited)                -            -          -      34,407
                         ----------     --------  --------- ----------
Balance,
 February 29, 2000
 (unaudited)             13,214,000     $ 13,214  $ 834,171 $ (734,145)
                         ==========     ========  ========= ==========














 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               Consolidated Statements of Cash Flows
                            (Unaudited)

                                        For the
                                        Three Months Ended
                                        February 29,   February 28,
                                        2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                             $  34,407      $   5,375
 Adjustments to reconcile net income
  to net cash used by operating
  activities:
  Depreciation                              5,125          4,500
  Cancellation of common stock issued
   for services                                -         (28,080)
  Changes in assets and liabilities:
  (Increase) decrease in accounts
   receivable                             (12,126)        11,713
  (Increase) decrease in deferred
   offering costs                          (6,648)        (9,905)
  (Increase) decrease in deposits
   and prepaids                           (15,447)        (2,697)
  Increase (decrease) in accounts
   payable                                (11,338)       (16,021)
  Increase (decrease) in unearned
   revenue                                (35,868)         7,643
  Increase (decrease) in notes
   payable - related parties                   -         172,885
                                        ---------      ---------
     Net Cash Provided (Used) by
      Operating Activities                (41,895)       145,413
                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                  (2,187)        (5,159)
                                        ---------      ---------
     Net Cash Provided (Used) by
      Investing Activities                 (2,187)        (5,159)
                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES           -              -
                                        ---------      ---------
NET INCREASE (DECREASE) IN CASH           (44,082)       140,254
CASH AT BEGINNING OF PERIOD                71,143         13,144
                                        ---------      ---------
CASH AT END OF PERIOD                   $  27,061      $ 153,398
                                        =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                               $      -       $      -
 Income taxes                           $      -       $      -
NON-CASH FINANCING ACTIVITIES
 Common stock issued for services
 rendered                               $      -       $      -

 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
              February 29, 2000 and November 30, 1999


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2000 and February 28, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The result of operations for the three months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of the operating results for the full years.




































                                 6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIODS OF FEBRUARY 29, 2000 AND FEBRUARY
28, 1999.

     Net sales for the three month period ended February 29, 2000 were $206,589 compared to $43,117 for the three month period ended February 28, 1999.

     The Company's working capital improved from a deficiency of $44,337 as of November 30, 1999 to a deficiency of $29,087 as of February 29, 2000. The improvement in the working capital was a result of the Company's profitable operations for the three month period ended February 29, 2000.

     The Company had a net profit of $34,307 for the three month period ending February 29, 2000 compared to a net profit of $5,375 for the comparative period ending February 28, 1999. The increase in the Company's net income is primarily a result of the Company's increased sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $15,250 for the three month period ending February 28, 2000 and management expects to have adequate cash to maintain operations for the balance of its fiscal year and does not anticipate the need to raise additional cash through the sale of shares or debt.

RESULTS OF OPERATIONS

     The Company derives its revenue from two sources consisting of an Internet web site and advertising boards.

     Net sales for the three month period ending February 29, 2000 were $206,589 compared to $43,117 for the comparative period ending February 28, 1999.

     The increase in the net sales is a result of the Company owning more advertising boards and earning revenue from the Company's web site that was operational during the three month period ending February 29, 2000.

     The Company's cost of sales (ie) commissions paid were $40,905 or 20% of net sales for the three month period ended February 29, 2000 compared to $19,589 or 46% of net sales for the three month period ended February 28, 1999 and as a result the Company's gross margins from operations were $165,684 (ie) 80% for the period ended February 29, 2000 versus $23,528 (ie) 54% for the three month period ended February 28, 1999. The increased gross margins is a result of reduced commissions paid on advertising renewals and no commissions paid on Internet web site revenues.

     The Company's general and administrative expenses were $126,152 for the three month period ended February 29, 2000 compared to $11,943 for the three month period ended February 28, 1999. The increase in the general and administrative expenses is the result of additional operating costs associated with the additions of more advertising boards and the development of the Company's web site.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2000, no matters were submitted to the Registrant's security holders.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
No.            Description

27        Financial Data Schedule

No reports on Form 8-K have been filed during the period ending March
31, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 18th  day of April, 2000.

                              budgethotels.com, inc.
                              (the "Registrant")

                              BY:  /s/ William J. Marshall
                                   William J. Marshall, President,
                                   Chief Executive Officer, Treasurer,
                                   Chief Financial Officer and a
                                   member of the Board of Directors.