Form 10QSB/A
period 1999-08-31
BUDGETHOTELS COM INC
filed 2000-05-10
CIK 1091938

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

YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at August 31, 1999 was 14,514,000 shares.

----------------------------------------------------------------------
----------------------------------------------------------------------

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
                    Consolidated Balance Sheets


                               ASSETS

                                        August 31,     November 30,
                                        1999           1998
                                        (Unaudited)

CURRENT ASSETS
 Cash                                   $  93,193      $  13,144
 Account receivable                       148,286         88,518
 Accounts receivable - related party        2,161             -
                                        ---------      ---------
     Total Current Assets                 243,640        101,662
                                        ---------      ---------
PROPERTY AND EQUIPMENT                    130,015         64,604
                                        ---------      ---------
OTHER ASSETS
 Prepaids                                   9,296          1,477
                                        ---------      ---------
     Total Other Assets                     9,296          1,477
                                        ---------      ---------
     TOTAL ASSETS                       $ 382,951      $ 167,743
                                        =========      =========






























 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
              Consolidated Balance Sheets (Continued)


                                        August 31,     November 30,
                                        1999           1998
                                        (Unaudited)
CURRENT LIABILITIES
 Accounts payable                       $    3,474     $   17,923
 Accounts payable - related party              959          3,477
 Unearned revenue                          228,391        196,031
 Note payable - related party                   -          44,407
                                        ----------     ----------
     Total Current Liabilities             232,824        261,838
                                        ----------     ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock: 1,000,000 shares
  authorized of $0.01 par value,
  no shares issued and outstanding              -              -
 Common stock: 50,000,000 shares
  authorized of $0.001 par value,
  13,214,000 and 11,487,000 shares
  issued and outstanding, respectively      13,214         11,487
 Additional paid-in capital                834,171         61,894
 Accumulated deficit                      (697,258)      (167,476)
                                        ----------     ----------
     Total Stockholders' Equity
      (Deficit)                            150,127        (94,095)
                                        ----------     ----------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY (DEFICIT)    $  382,951     $  167,743
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

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
               Consolidated Statements of Operations
                            (Unaudited)

                    For the                  For the
                    Three Months Ended       Nine Months Ended
                    August 31,               August 31,
                    1999           1998      1999           1998

REVENUE
 Net sales          $  145,440     $ 45,764  $  451,084     $ 326,446
 Cost of goods sold    113,658       30,228     311,895       145,966
                    ----------     --------  ----------     ---------
 Gross Profit           31,782       15,536     139,189       180,480
                    ----------     --------  ----------     ---------
EXPENSES
 General and
  administrative       229,990       21,924     660,043       103,979
 Depreciation            2,524        2,188       7,572         6,564
                    ----------     --------  ----------     ---------
Total Expenses         232,514       24,112     667,615       110,543
                    ----------     --------  ----------     ---------
Income (Loss) from
 Operations           (200,732)      (8,576)   (528,426)       69,937
                    ----------     --------  ----------     ---------
OTHER INCOME (EXPENSE)
 Gain (loss) on
  exchange rate         (7,633)          -       (1,356)           -

 Interest income            -            -           -            154
                    ----------     --------  ----------     ---------
Total Other Income
 (Expense)              (7,633)          -       (1,356)          154
                    ----------     --------  ----------     ---------
NET INCOME (LOSS)   $ (208,365)    $ (8,576) $ (529,782)    $  70,091
                    ==========     ========  ==========     =========
BASIC EARNINGS
(LOSS) PER SHARE    $    (0.01)    $  (0.00) $    (0.04)    $    0.00
                    ==========     ========  ==========     =========
















 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
     Consolidated Statements of Stockholders' Equity (Deficit)

                                             Additional
                         Common Stock        Paid-in        Accumulated
                    Shares         Amount    Capital        Deficit

Balance, 11/30/97    8,000,000     $  8,000  $   (8,000)    $ (112,474)

Common stock issued
 for services rendered
 at $0.05 per share    600,000          600      27,480             -

Common stock issued
 for cash at $0.01
 per share           2,500,000        2,500      22,500             -

Common stock issued
 for cash at $0.19
 per share             387,000         387       73,200             -

Stock offering costs        -           -       (53,286)            -

Net loss for the year
ended 11/30/98              -            -           -         (55,002)
                    ----------     --------  ----------     ----------
Balance, 11/30/98   11,487,000       11,487      61,894       (167,476)

Cancellation of common
 stock previously
 issued at $0.05 per
 share                (600,000)        (600)    (27,480)            -

Common stock issued
 for cash at $0.25
 per share           1,585,000        1,585     394,665             -

Common stock issued
 for services at
 $0.25 per share
 (unaudited)           400,000          400      99,600             -

Common stock issued
 for cash at $0.30
 to $0.50 per share
 (unaudited)            42,000           42      16,958             -

Options on common stock
 issued below market
 value at $0.25 per
 share (unaudited)          -            -      240,000             -

Common stock issued for
 services at $0.50 per
 share (unaudited)     300,000          300     149,700             -

Stock offering costs
 (unaudited)                -            -     (101,166)            -

Net loss for the nine
 months ended 08/31/99
 (unaudited)                -            -           -        (529,782)
                    ----------     --------  ----------     ----------
Balance, 08/31/99
 (unaudited)        13,214,000     $ 13,214  $  834,171     $ (697,258)
                    ==========     ========  ==========     ==========
   The accompanying notes are an integral part of these consolidated financial statements.

       6             BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                              For the                  For the
                         Three Months Ended       Nine Months Ended
                             August 31,              August 31,
                         1999        1998        1999         1998
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net income (loss)      $ (208,365)  $  (8,576)  $(529,782)   $ 70,091
 Adjustments to reconcile
  net income (loss) to
   net cash used by
    operating activities:
      Depreciation           2,524       2,188       7,572       6,564
 Common stock issued
  for services                 -           -       311,920       6,000
 Changes in assets
  and liabilities:
  (Increase) decrease
   in accounts receivable  (15,730)     (5,828)    (59,768)    (95,159)
  (Increase) decrease
   in accounts receivable-
    related party           (2,161)     (6,577)     (2,161)    (28,764)
  (Increase) decrease in
    deposits and prepaids   (5,296)        -        (7,819)       (374)
  Increase (decrease) in
   accounts payable          2,085      27,513     (14,449)     44,225
  Increase (decrease) in
   accounts payable -
    related party           (2,518)        -        (2,518)        -
  Increase (decrease) in
   bank overdraft              -        (2,639)        -        (2,639)
  Increase (decrease) in
   unearned revenue         27,021         -        32,360     (20,125)
                          --------    --------    --------    --------
 Net Cash Provided (Used)
  by Operating Activities (202,440)      6,081    (264,645)    (20,181)
                          --------    --------    --------    --------
CASH FLOWS FROM INVESTING
 ACTIVITIES

 Purchase of fixed assets  (46,827)    (10,905)    (72,983)    (47,351)
                          --------    --------    --------    --------
 Net Cash Provided (Used)
  by Investing Activities  (46,827)    (10,905)    (72,983)    (47,351)
                          --------    --------    --------    --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
 Principal payments on
  note payable- related
   party                       -       (22,501)    (44,407)    (22,501)
 Proceeds from sales of
  common stock             150,000      22,063     563,250     133,705
 Stock offering costs          -           -      (101,166)    (22,902)
                          --------    --------    --------    --------
 Net Cash Provided (Used)
 by Financing Activities  $150,000    $   (438)   $417,677    $ 88,302
                          --------    --------    --------    --------
The accompanying notes are an integral part of these financial statements.

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
           Consolidated Statements of Cash Flows (Continued)
                              (Unaudited)


                                For the                 For the
                          Three Months Ended      Nine Months Ended
                               August 31,              August 31,
                            1999       1998        1999        1998

NET INCREASE (DECREASE)
 IN CASH                   $ (99,267)  $ (5,262)   $  80,049  $  20,770

CASH AT BEGINNING OF PERIOD  192,460     26,032       13,144        -
                           ---------   --------    ---------  ---------
CASH AT END OF PERIOD      $  93,193   $ 20,770    $  93,193  $  20,770
                           =========   ========    =========  =========
SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

     Interest              $     -     $     -     $     -    $     -
     Income taxes          $     -     $     -     $     -    $     -

NON-CASH FINANCING ACTIVITIES

  Common stock issued
   for services rendered   $     -     $     -     $ 311,920  $   6,000






















     The accompanying notes are an integral part of these financial statements.

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                            August 31, 1999

NOTE 1 -  COMPANY BACKGROUND

The consolidated financial statements include those of budgethotels.com, inc. (BHI) (formerly known as Info Center International, Inc.) and its wholly-owned subsidiary, Info Center, Inc. (Info). Collectively, they are referred to herein as "the Company".

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

On November 30, 1997, the Company completed an Agreement and Plan of Share Exchange whereby BHI issued 8,000,000 shares of its common stock in
exchange for all of the outstanding common stock of Info.   The share
exchange was accounted for as a transfer under common control since WJ Marshall Management Inc. was the controlling shareholder or Info And BHI prior to the share exchange. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Info. BHI is the acquiring entity for legal purposes and Info is the surviving entity for accounting purposes. BHI has been in the business of operating billboards for the purpose of placing advertisements.

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

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                             August 31, 1999
NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                             Useful
          Description                        Lives

          Advertising boards                  7 years
          Office furniture and equipment      7 years
          Computer software                   3 years
          Leasehold improvements             27.5 years

c.  Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $23,695 and $23,695 at August 31, 1999 and November 30, 1998, respectively.

d.  Provision for Taxes

At August 31, 1999, the Company has net operating loss carryforwards of approximately $430,000 that may be offset against future taxable income through 2014. No tax benefit has been reported in the consolidated financial statements, because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

g.  Revenue Recognition

Revenue is recognized as service is provided to the customer. The Company amortizes revenues over the life of the contract with the customer which range from three months to one year. Unearned revenues reflect the percentage of the Company's receivables and collected fees for which services have not yet been provided.

h.  Unaudited Financial Statements

The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.
                                   8

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                             August 31, 1999
NOTE 3 -  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                  August 31,
                                                  1999

          Advertising boards                      $ 100,198
          Office furniture and equipment             28,905
          Computer software                           9,642
          Leasehold improvements                     12,714
                                                  ---------
                                                    151,459
          Accumulated depreciation                  (65,747)
                                                  ---------
          Net property and equipment              $ 130,015
                                                  =========

Depreciation expense for the nine months ended August 31, 1999 was $7,572.

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

In October 1997, the Company entered into an agreement for consulting services. The agreement runs from October 1997 through January 2001. The monthly payment for the consulting agreement is $2,000.

In March 1999, the Company entered into an agreement with its president for consulting services. The agreement runs from March 1999 through March 2014. The monthly payment for the consulting agreement is $10,000.

The Company leases certain office equipment used in their operations. The lease terms expire beginning in April 2001 and ending in January 2003. The monthly rental payment for the leases is $553.

The Company leases office space located in Kelowna, British Columbia. The lease term is for one year and expires in December 1998. The monthly lease payment on the office is $749.

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                            August 31, 1999


NOTE 4 -  COMMITMENTS AND CONTINGENCIES

During April 1997, the Company entered into an operating lease agreement for an automobile. The lease term expires in March 2001. The monthly rental payment is $579.

Minimum future lease payments on the leases as of August 31, 1999 are as follows:

          Year Ended
          November 30,                            Amount

          1999                                    $ 40,851
          2000                                      40,851
          2001                                      11,989
          2002                                       3,640
          2003 and thereafter                           -
                                                  --------
               Total                              $ 97,331
                                                  ========

NOTE 5 -  RELATED PARTY TRANSACTIONS

As of November 30, 1998, the Company owed $44,407 to the Company's President. Interest accrued on the amount at 10% per annum and was due yearly. The principal was due on demand. This note was repaid in full by the Company during the year ended November 30, 1999. The Company has advanced to a major shareholder $2,161 against future commissions at August 31, 1999.

NOTE 6 -  LICENSING AGREEMENT

In October 1997, the Company entered into a licensing agreement with Greyhound Lines, Inc. (Greyhound), whereby the Company is granted the right to install, operate and maintain its advertising boards in all of Greyhounds's owned and leased bus terminal facilities. The agreement is for a period of 15 years (three 5 year terms) beginning in February 1998. The cost to the Company ranges from $50 to $367 per month for each location where an advertising board is placed.

NOTE 7 -  COMMON STOCK

In December 1997, the Company sold 2,500,000 shares of its common stock in an offering for $25,000 at a price of $0.01 per share. From December, 1997 through March, 1998, the Company sold an additional 387,000 shares of its common stock in another offering for $96,750 at a price of $0.19 per share. The stock offering costs related to these two offerings amounted to $53,286 and were charged to paid-in capital.

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

NOTE 8 -  GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of approximately $601,000 at August 31, 1999 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

NOTE 9 -  OUTSTANDING STOCK OPTIONS

     The Company applies Accounting Principles board ("APB") Option 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                            August 31, 1999

NOTE 9 -  OUTSTANDING STOCK OPTIONS (Continued)

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 32 percent for all years; risk-free interest rates of 10.0 percent and expected lives of 4 years.

Under the accounting provisions of SFAS No. 123, the Company's net loss would have been unchanged during the nine months ended August 31, 1999 and the year ended November 30, 1998.

A summary of the status of the Company's stock option plans as of August 31, 1999 and November 30, 1998, and changes during the nine months ended August 31, 1999 and the year ended November 30, 1998 are presented below:

                         August 31, 1999          November 30, 1999
                                        Weighted            Weighted
                                        Average             Average
                                        Exercise            Exercise
                         Shares         Price     Shares    Price
Outstanding,
 beginning of period            -       $   -       -       $  -
Granted                  1,100,000        0.05      -          -
Canceled                        -           -       -          -
Exercised                       -           -       -          -
                         ---------      ------    ----      -----
Outstanding,
 end of period           1,100,000      $ 0.05      -       $  -
                         ---------      ------    ----      -----
Exercisable,
 end of period           1,000,000      $ 0.01      -       $  -
                         ---------      ------    ----      -----
Weighted average fair
 value of options and
 warrants granted
 during the year                        $ 0.25              $  -
                                        ======              =====

                    BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                            August 31, 1999


NOTE 9 -  OUTSTANDING STOCK OPTIONS (Continued)

                         Outstanding                Exercisable
                                Weighted
                                Average     Weighted  Weighted
                    Number      Remaining   Average   Number       Average
                    Outstanding Contractual Exercise  Exercisable  Exercise
Exercise Prices     at 8/31/99  Life        Price     at 8/31/99   Price

$ 0.01              1,000,000      35       $ 0.01    1,000,000    $ 0.01
$ 0.25                100,000      45         0.25           -         -
                    ---------   -----       ------    ---------    ------
$ 0.01 - $ 0.25     1,100,000   35.91       $ 0.05    1,000,000    $ 0.01
                    =========   =====       ======    =========    ======

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


ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the period ending August 31, 1999, the Registrant did not issue any unregistered securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended August 31, 1999, no matters were submitted to the Registrant's security holders.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27*     Financial Data Schedule

*    Previously filed.
                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 9th day of May, 2000.

          budgethotels.com, inc.
          (the "Registrant")

          BY:  /s/ William J. Marshall
               William J. Marshall, President, Chief Executive Officer, Treasurer, Chief Financial Officer and a member of the Board of Directors.