Form 10KSB/A
period 1999-11-30
BUDGETHOTELS COM INC
filed 2000-05-10
CIK 1091938

                          FORM 10-KSB/A-1

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

                  Commission file number 0-26909

                       budgethotels.com, inc.
       (Exact name of registrant as specified in its charter)

Nevada                                  91-0179013
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

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
          Consolidated Statements of Stockholders' Equity

                                   Additional
                         Common Stock        Paid-in        Accumulated
                    Shares         Amount    Capital        Deficit

Balance, 11/30/97    8,000,000     $   8,000 $   (8,000)    $ (112,474)

Common stock issued
 for services
 rendered at $0.05
 per share             600,000           600     27,480             -
Common stock issued
 for cash at $0.01
 per share           2,500,000         2,500     22,500             -
Common stock issued
 for cash at $0.19
 per share             387,000           387     73,200             -
Stock offering costs        -             -      (53,286)           -
Net loss for the year
 ended 11/30/98             -             -          -         (55,002)
                    ----------     --------- ----------     ----------
Balance, 11/30/98   11,487,000        11,487     61,894       (167,476)
Cancellation of
 common stock
 previously issued
 at $0.05 per
 share                (600,000)         (600)   (27,480)            -
Common stock issued
 for cash at $0.25
 per share           1,585,000         1,585    394,665             -
Common stock issued
 for cash at $0.30
 to $0.50 per share     42,000            42     16,958             -
Common stock issued
 for services at
 $0.25 per share       400,000           400     99,600             -
Options on common
 stock issued below
 market value at
 $0.25 per share            -             -     240,000             -
Common stock issued
 for services at
 $0.50 per share       300,000          300     149,700             -
Stock offering costs        -            -     (101,166)            -
Net loss for the year
 ended 11/30/99             -            -           -        (601,076)
                    ----------     --------  ----------     ----------
Balance, 11/30/99   13,214,000     $ 13,214  $  834,171     $ (768,552)
                    ==========     ========  ==========     ==========

   The accompanying notes are an integral part of these financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
             (Formerly Info Center International, Inc.)
               Consolidated Statements of Cash Flows
                                                       For the Years
                                                       Ended November 30,
                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                               $ (601,076)    $ (55,002)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation                              20,297        17,118
  Bad debt expense                          22,379         6,439
  Common stock issued for services         221,920        28,080
  Options on common stock issued
   below market value                      240,000            -
 Changes in assets and liabilities
  (Increase) decrease in accounts
   receivable                              (63,609)      (26,000)
  (Increase) decrease in accounts
   receivable - related party               (8,217)       16,745
  (Increase) decrease in deposits
   and prepaids                            (38,135)        2,017
  Increase (decrease) in accounts
   payable                                   8,921        14,808
  Increase (decrease) in accounts
   payable - related party                  (3,477)           -
  Increase (decrease) in bank overdraft         -         (2,639)
  Increase (decrease) in unearned
   revenue                                  30,570        14,906
                                        ----------     ---------
     Net Cash Provided (Used) by
      Operating Activities                (170,427)       16,472
                                        ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                  (39,251)      (51,106)
                                        ----------     ---------
     Net Cash Provided (Used) by
      Investing Activities                 (39,251)      (51,106)
                                        ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from note payable - related
  party                                         -          2,477
 Payments on note payable - related
  party                                    (44,407)           -
 Proceeds from sales of common stock       413,250        98,587
 Stock offering costs                     (101,166)      (53,286)
                                        ----------     ---------
     Net Cash Provided (Used) by
      Financing activities                 267,677        47,778
                                        ----------     ---------
NET INCREASE (DECREASE) IN CASH             57,999        13,144
CASH AT BEGINNING OF YEAR                   13,144            -
                                        ----------     ---------
CASH AT END OF YEAR                     $   71,143     $  13,144
                                        ==========     =========
                                  F-5a

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
































    The accompanying notes are an integral part of these financials statements.

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

On November 30, 1997, the Company completed an Agreement and Plan of Share Exchange whereby BHI issued 8,000,000 shares of its common stock in
exchange for all of the outstanding common stock of Info.   The share
exchange was accounted for as a transfer under common control as WJ Marshall Management Inc. was the controlling shareholder of Info and BHI prior to the share exchange. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Info. BHI is the acquiring entity for legal purposes and Info is the surviving entity for accounting purposes. BHI has been in the business of operating billboards for the purpose of placing advertisements.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

a.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year end.

b.  Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as a gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful lives as follows:
                                  F-6

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

                 BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                           November 30, 1999

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Basic Loss Per Share

                           For the Year Ended
                            November 30, 1999
                              (Denominator)
                    (Numerator)    Weighted
                    Income         Average        Basic
                    (Loss)         Number of      (Loss) Per
                    Amounts        Shares         Share

     Net loss       $ (601,076)    12,481,479     $ (0.05)
                    ----------     ----------     -------
                    $ (601,076)    12,481,479     $ (0.05)
                    ==========     ==========     =======

                           For the Year Ended
                            November 30, 1998
                              (Denominator)
                    (Numerator)    Weighted
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

Under the accounting provisions of SFAS No. 123, the Company's net loss would have been unchanged during the years ended November 30, 1999 and 1998.

A summary of the status of the Company's stock option plans as of November 30, 1999 and 1998 and changes during the years then ended is presented below:

                         November 30, 1999        November 30, 1998
                                        Weighted            Weighted
                                        Average             Average
                                        Exercise            Exercise
                         Shares         Price     Shares    Price
Outstanding,
 beginning of period            -       $   -       -       $  -
Granted                  1,100,000        0.05      -          -
Canceled                        -           -       -          -
Exercised                       -           -       -          -
                         ---------      ------    ----      -----
Outstanding,
 end of period           1,100,000      $ 0.05      -       $  -
                         ---------      ------    ----      -----
Exercisable,
 end of period           1,000,000      $ 0.01      -       $  -
                         ---------      ------    ----      -----
Weighted average fair value
 of options and arrants
 granted during the year                $ 0.25              $  -
                                        ======              =====

                    BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Notes to the Consolidated Financial Statements
                           November 30, 1999


NOTE 9 -  OUTSTANDING STOCK OPTIONS (Continued)

                            Outstanding                Exercisable
                                 Weighted
                                 Average      Weighted  Weighted
                    Number       Remaining    Average   Number       Average
                    Outstanding  Contractual  Exercise  Exercisable  Exercise
Exercise Prices     at 11/30/99  Life         Price     at 11/30/99  Price

$ 0.01              1,000,000       35        $ 0.01    1,000,000    $ 0.01
$ 0.01                100,000       45          0.25           -         -
                    ---------    -----        ------    ---------    ------
$ 2.50 - $ 7.50     1,100,000    35.91        $ 0.05    1,000,000    $ 0.01
                    =========    =====        ======    =========    ======


     In 1999, the Company issued options to a member of management to purchase 1,000,000 shares of its common stock at $0.01 per share. At the time, the Company's common stock was trading at $0.25 per share. Accordingly, compensation expense of $240,000 has been recognized. The Company also issued options to another employee to purchase 100,000 shares of its common stock at $0.50 per share, which exceeded the trading price of the shares at the date of issuance.

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

      On March 31, 1999, the Company entered into an agreement with LAC Enterprises Ltd. ("LAC"), a corporation solely owned and controlled by Mr. Marshall, the Company's President, to provide consulting services to
the Company relating to its operation.   Mr. Marshall will provide
services as President/CEO under the LAC agreement. The agreement provides for the payment of $10,000 per month to LAC plus expenses. The agreement also provides for annual increases of 5% each year and provides that the Company may issue options to LAC for between 1.0 million and 1.7 million shares of common stock annually. The option exercise price will be $0.01. The number of options will be determined by Mr. Marshall, the sole owner of LAC and President of the Company.

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
                                          Percent of
                           Number of      Total
                           Securities     Options/SARs
                           Underlying     Granted to     Exercise
                           Options/SARs   Employees      or Base   Expiration
Name                       Granted (#)    in Fiscal Yr   Price     Date
[S]                        [C]            [C]            [C]       [C]
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

      On March 31, 1999, the Company entered into an agreement with LAC Enterprises Ltd. ("LAC), a corporation solely owned and controlled by Mr. Marshall, the Company's President, to provide consulting services to the
Company relating to its operation.   Mr. Marshall will provide services
as President/CEO under the LAC agreement. The agreement provides for the payment of $10,000 per month to LAC plus expenses. The agreement also provides for annual increases of 5% each year and provides that the Company may issue options to LAC for between 1.0 million and 1.7 million shares of common stock annually. The option exercise price will be $0.01. The number of options will be determined by Mr. Marshall, the sole owner of LAC and President of the Company.

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

Exhibit
No.            Description

 3.1 *         Articles of Incorporation.
 3.2 *         Bylaws.
 4.1 *         Specimen Stock Certificate.
99.1 *         Licensing Agreement with Greyhound Lines, Inc.
99.2 *         Consulting Agreement with LAC.
99.3 *         Agreement and Plan of Share Acquisition.
99.4 *         Agreement between the Company, C&K Management Ltd. and
               W.J. Marshall Inc.
99.5 *         Non-qualified Incentive Stock Option Agreement.

     The following documents are incorporated herein:

27.2 *         Financial Data Schedule

*    Previously filed.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of May, 2000.

                              budgethotels.com, inc.
                              (Registrant)


                              BY:  /s/ William J. Marshall
                                   William J. Marshall, President and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 9th day of May, 2000.


SIGNATURES               TITLE                    DATE


/s/ William J. Marshall  President, Secretary-    May 9, 2000
William J. Marshall      Treasurer, Chief
                         Executive Officer, Chief
                         Financial Officer and
                         a member of the Board
                         of Directors


/s/ Kenneth E. Cloak     Member of the Board      May 9, 2000
Kenneth E. Cloak         Board of Directors