Form 10QSB/A
period 2000-02-29
BUDGETHOTELS COM INC
filed 2000-05-10
CIK 1091938

-----------------------------------------------------------------
-----------------------------------------------------------------

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549
                ----------------------------------

                            FORM 10-Q/A-1

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended February 29, 2000.

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

YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at February 29, 2000 was 13,214,000 shares.


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

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               Consolidated Statements of Operations
                            (Unaudited)

                                        For the
                                        Three Months Ended
                                        February 29,   February 28,
                                        2000           1999

REVENUE
 Net sales                              $ 206,589      $ 43,117
 Cost of goods sold                        40,905        19,589
                                        ---------      --------
     Gross Profit                         165,684        23,528
                                        ---------      --------
OPERATING EXPENSES
 General and administrative               126,152        11,943
 Depreciation                               5,125         4,500
                                        ---------      --------
     Total Operating Expenses             131,277        16,443
                                        ---------      --------
     Income from Operations                34,407         7,085

OTHER INCOME (EXPENSE)
 Loss on exchange rate                         -         (1,710)
                                        ---------      --------
     Total Other Income (Expense)              -         (1,710)
                                        ---------      --------
NET INCOME                              $  34,407      $  5,375
                                        =========      ========
BASIC EARNINGS PER SHARE                $    0.00      $   0.00
                                        =========      ========
























 The accompanying notes are an integral part of these consolidated financial statements.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
          Consolidated Statements of Stockholders' Equity


                                                  Additional
                              Common Stock        Paid-in   Accumulated
                         Shares         Amount    Capital   Deficit

Balance, 11/30/98        11,487,000     $ 11,487  $  61,894 $ (167,476)

Cancellation of common
 stock previously issued
 at $0.05 per share        (600,000)        (600)   (27,480)        -

Common stock issued for
 cash at $0.25 per share  1,585,000        1,585    394,665         -

Common stock issued for
 cash at $0.30 to $0.50
 per share                   42,000           42     16,958         -

Common stock issued for
 services at $0.25
 per share                  400,000          400     99,600         -

Options on common stock
 issued below market
 value at $0.01 per
 share                           -            -     240,000         -

Common stock issued for
 services at $0.50
 per share                  300,000          300    149,700         -

Stock offering costs             -            -    (101,166)        -

Net loss for the year
 ended 11/30/99                  -            -          -    (601,076)
                         ----------     --------  --------- ----------
Balance, 11/30/99        13,214,000       13,214    834,171   (768,552)

Net income for the
 three months ended
 02/29/2000 (unaudited)          -            -          -      34,407
                         ----------     --------  --------- ----------

Balance, 02/29/2000
 (unaudited)             13,214,000     $ 13,214  $ 834,171 $ (734,145)
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

NOTE 2 -  GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses which have resulted in an accumulated deficit of approximately $734,000 at February 29, 2000 which raises substantial doubt about the Company's ability t continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

NOTE 3 -  OUTSTANDING STOCK OPTIONS

     The Company applies Accounting Principles board ("APB") Option 25, "Accounting for Stock issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation costs is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
              February 29, 2000 and November 30, 1999

NOTE 3 -  OUTSTANDING STOCK OPTIONS (Continued)

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

Under the accounting provisions of SFAS No. 123, the Company's net loss would have been unchanged during the three months ended February 29, 2000 and the year ended November 30, 1999.

A summary of the status of the Company's stock option plans as of February 29, 2000 and November 30, 1999, and changes during the three months ended February 29, 2000 and the year ended November 30, 1999 are presented below:

                         February 29, 2000   November 30, 1999
                                   Weighted            Weighted
                                   Average             Average
                                   Exercise            Exercise
                         Shares    Price     Shares    Price
Outstanding,
  beginning of period    1,100,000 $ 0.05           -  $   -
 Granted                        -      -     1,100,000   0.05
 Canceled                       -      -            -      -
 Exercised                      -      -            -      -
                         --------- ------    --------- ------
Outstanding,
 end of period           1,100,000 $ 0.05    1,100,000 $ 0.05
                         --------- ------    --------- ------
Exercisable,
 end of period           1,000,000 $ 0.01    1,000,000 $ 0.01
                         --------- ------    --------- ------
Weighted average fair
 value of options and
 warrants granted
 during the year                   $   -               $ 0.25
                                   ======              ======

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
              February 29, 2000 and November 30, 1999

NOTE 3 -  OUTSTANDING STOCK OPTIONS (Continued)


                         Outstanding              Exercisable
                                 Weighted
                                 Average      Weighted               Weighted
                    Number       Remaining    Average   Number       Average
                    Outstanding  Contractual  Exercise  Exercisable  Exercise
Exercise Prices     at 2/29/00   Life         Price     at 2/29/00   Price

$ 0.01              1,000,000       35        $ 0.01    1,000,000    $ 0.01
$ 0.25                100,000       45          0.25           -         -
                    ---------    -----       -------    ---------    ------
$ 0.01 - $ 0.25     1,100,000    35.91       $  0.05    1,000,000    $ 0.01
                    =========    =====       =======    =========    ======

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


ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended February 29, 2000, the Registrant did not issue any unregistered securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     There have been no defaults upon securities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended February 29, 2000, no matters were submitted to the Registrant's security holders.


ITEM 5.  OTHER INFORMATION

     None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit
No.            Description

27*       Financial Data Schedule

*    Previously filed.

No reports on Form 8-K have been filed during the period ending February
29, 2000.


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