Form 10QSB
period 2000-05-31
BUDGETHOTELS COM INC
filed 2000-07-14
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period from           to

                         COMMISSION FILE NUMBER 0-26909

                             budgethotels.com Inc.
             (Exact name of registrant as specified in its charter)

                Nevada                                   91-0179013
      (State of other jurisdiction              (IRS Employer Identification
   of incorporation or organization)                       Number)


                              1449 St. Paul Street
                                   Suite 202
                       Kelowna, British Columbia V1Y 2ES
                    (Address of principal executive offices)

                                 (205) 868-1171
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000: 13,214,000

================================================================================

                             BUDGETHOTELS.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 2000 AND NOVEMBER 30, 1999

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS

                                            May 31,     November 30,
                                             2000          1999
                                          -----------  -------------
                                          (Unaudited)
CURRENT ASSETS

    Cash                                    $  1,520     $ 71,143
    Accounts receivable, net                 153,384      129,748
    Accounts receivable - related party        8,217        8,217
    Prepaid commissions                       63,299           --
                                            --------     --------

        Total Current Assets                 226,420      209,108
                                            --------    ---------

PROPERTY AND EQUIPMENT (NET)                  84,467       83,558
                                            --------    ---------

OTHER ASSETS

    Deferred offering costs                   28,308           --
    Prepaid commissions                           --       39,612
                                             -------    ---------

        Total Other Assets                    28,308       39,612
                                             -------    ---------

        TOTAL ASSETS                       $ 339,195    $ 332,278
                                           =========    =========

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       May 31,     November 30,
                                                        2000          1999
                                                     ----------     ---------
                                                    (Unaudited)
CURRENT LIABILITIES

    Accounts payable                                 $   21,956      $ 26,844
    Unearned revenue                                    201,863       226,601
                                                     ----------      --------

        Total Current Liabilities                       223,819       253,445
                                                     ----------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

    Preferred stock: 1,000,000 shares authorized
     of $0.01 par value, no shares issued and
     outstanding                                            --            --
    Common stock: 50,000,000 shares authorized
     of $0.001 par value, 13,214,000 shares issued
     and outstanding                                     13,214        13,214
    Additional paid-in capital                          834,171       834,171
    Accumulated deficit                                (732,009)     (768,552)
                                                      ---------     ---------

        Total Stockholders' Equity                      115,376        78,833
                                                      ---------     ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 339,195    $  332,278
                                                      =========    ==========

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the                      For the
                                            Three Months Ended           Six Months Ended
                                                  May 31,                     May 31,
                                         ------------------------      -------------------------
                                             2000         1999            2000           1999
                                         ----------    ----------      ---------      ----------
REVENUE

    Net sales                             $ 394,321     $ 159,824      $ 600,910      $ 305,644
    Cost of goods sold                      100,632       145,472        141,537        198,237
                                          ---------     ---------      ---------      ---------

        Gross Profit                        293,689        14,352        459,373        107,407
                                          ---------     ---------      ---------      ---------

EXPENSES

    General and administrative              282,575       324,950        408,727        430,053
    Depreciation                              8,978         2,524         14,103          5,048
                                          ---------     ---------      ---------      ---------

        Total Expenses                      291,553       327,474        422,830        435,101
                                          ---------     ---------      ---------      ---------

        Income (Loss) from Operations         2,136      (313,122)        36,543       (327,694)
                                          ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)

    Gain (loss) on exchange rate                 --         3,091             --          6,277
    Interest income                              --            --             --             --
                                          ---------     ---------      ---------      ---------

        Total Other Income (Expense)             --         3,091             --          6,277
                                          ---------     ---------      ---------      ---------

NET INCOME (LOSS)                         $   2,136     $(310,031)     $  36,543      $(321,417)
                                          =========     ==========     =========      ==========

BASIC EARNINGS (LOSS)
 PER SHARE                                $    0.00        $(0.03)      $   0.00      $   (0.04)
                                          =========     ==========     =========      ==========

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                   (Formerly Info Center International, Inc.)
                 Consolidated Statements of Stockholders' Equity


                                            Common Stock                                  Paid-in
                                    -----------------------------      Additional       Accumulated
                                       Shares            Amount         Capital           Deficit
                                    -----------      ------------     -----------      -------------
Balance, November 30, 1998           11,487,000      $    11,487      $    61,894      $  (167,476)

Cancellation of common stock           (600,000)            (600)         (27,480)              --

Common stock issued for cash
 at $0.25 per share                   1,585,000            1,585          394,665               --

Common stock issued for
 cash at $0.30 to $0.50 per
 share                                   42,000               42           16,958               --

Common stock issued for
 services at $0.25 per share            400,000              400           99,600               --

Options on common stock
 issued below market value
 at $0.01 per share                          --               --          240,000               --

Stock offering costs                         --               --         (101,166)              --

Net loss for the year ended
 November 30, 1999                           --               --               --         (601,076)
                                    -----------      -----------      -----------      -----------

Balance, November 30, 1999           13,214,000           13,214          834,171         (768,552)

Net income for the six months
 ended May 31, 2000 (unaudited)              --               --               --           36,543
                                    -----------      -----------      -----------      -----------

Balance, May 31, 2000
 (Unaudited)                         13,214,000      $    13,214      $   834,171      $  (732,009)
                                    ===========      ===========      ===========      ===========

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the                     For the
                                                                  Three Months Ended            Six Months Ended
                                                                      May 31,                        May 31,
                                                          --------------------------     --------------------------
                                                              2000           1999           2000            1999
                                                          ----------      ----------     ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                     $    2,136      $(310,031)     $  36,543      $(321,417)
    Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
        Depreciation                                           8,978          2,524         14,103          5,048
        Common stock and options issued for services              --        311,920             --        311,920
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable           (11,510)       (55,980)       (23,636)       (44,038)
        (Increase) decrease in deferred offering costs       (21,660)            --        (28,308)            --
        (Increase) decrease in deposits and prepaids          (8,240)        (1,860)       (23,687)        (2,523)
        Increase (decrease) in accounts payable                6,451         (9,450)        (4,887)       (16,534)
        Increase (decrease) in unearned revenue               11,130         34,980        (24,738)         5,339
                                                           ---------       ---------      ---------      ---------

           Net Cash Provided (Used) by
            Operating Activities                             (12,715)       (27,897)       (54,610)       (62,205)
                                                            ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                                 (12,826)       (16,826)       (15,013)       (26,156)
                                                            ---------      ---------      ---------      ---------

           Net Cash Provided (Used) by
            Investing Activities                             (12,826)       (16,826)       (15,013)       (26,156)
                                                            ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Principal payments on note payable
     - related party                                              --        (44,407)            --        (44,407)
    Proceeds from sales of common stock                           --        213,250             --        413,250
    Stock offering costs                                          --        (85,079)            --       (101,166)
                                                             --------      ---------      ---------      ---------

           Net Cash Provided (Used) by
            Financing Activities                           $      --      $  83,764      $      --      $ 267,677
                                                           ---------      ---------      ---------      ---------

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                    For the                      For the
                                               Three Months Ended            Six Months Ended
                                                     May 31,                     May 31,
                                            ------------------------    -------------------------
                                               2000          1999          2000           1999
                                            ----------    ----------    ---------      ----------
NET INCREASE (DECREASE) IN CASH             $ (25,541)    $   39,041    $ (69,623)     $ 179,316

CASH AT BEGINNING OF PERIOD                    27,061        153,419       71,143         13,144
                                            ----------     ---------     --------       ---------

CASH AT END OF PERIOD                       $   1,520     $  192,460    $   1,520      $ 192,460
                                            =========     ==========    =========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                                $    --       $    --       $    --        $    --
    Income taxes                            $    --       $    --       $    --        $    --

NON-CASH FINANCING ACTIVITIES

    Common stock and options issued for
     services rendered                      $    --       $ 311,920     $    --        $ 311,920

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       May 31, 2000 and November 30, 1999


NOTE 1 -  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2000 and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The result of operations for the six months ended May 30, 2000 are not necessarily indicative of the operating results for the full years.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:


OPERATIONS DURING THE INTERIM PERIOD OF MAY 31, 2000.

(i)       For the three month period ended May 31, 2000.

          Net sales for the three month period ended May 31, 2000 were $394,321, an increase of 147% compared to sales of $159,824 for the comparative three month period ended May 31, 1999.

          The Company had a net profit of $2,136 for the three month period ending May 31, 2000 compared to a loss of ($313,122) for the comparative period ended May 31, 1999.

(ii)      For the six month period ended May 31, 2000.

          Net sales for the six month period ended May 31, 2000 were $600,910, an increase of 97% compared to sales of $305,644 for the comparative six month period ended May 31, 1999.

          The Company had a net profit of $36,543 for the six month period ending May 31, 2000 compared to a loss of ($321,417) for the comparative period ended May 31, 1999.

The Company's working capital improved from a deficiency of ($44,337) as of November 30, 1999 to a surplus of $2,601 as of May 31, 2000. The improvement in the working capital was a result of the Company's profitable operations for the period ended May 31, 2000 and the reclassification of prepaid commissions from other assets to a current asset.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital improved by $46,938 for the six month period ending May 31, 2000 and management expects to have adequate cash to maintain operations for the balance of its fiscal year and does not anticipate the need to raise additional cash through the sale of shares or debt to finance the Company's ongoing business.


RESULTS OF OPERATIONS

          The Company derives its revenue from two sources consisting of an Internet web site and advertising boards.

i)        For the three month period ended May 31, 2000.

          Net sales for the three month period ending May 31, 2000 were $394,321 compared to $159,824 for the comparative period ending May 31, 1999. The increase in the net sales is a result of the Company owning more advertising boards and earning revenue from the Company's web site that was operational during the period ending May 31, 2000.

          The Company's cost of sales for the three month period ended May 31, 2000 were $100,632 or 25.5% of net sales compared to $145,472 or 90.3%
          of net sales for the three month period ended May 31, 1999 and as a result the Company's gross margins from operations increased to $293,689 or 74.5% of sales compared to a gross margin of 9.7% for the comparative period. The increased gross margins is a result of reduced commissions paid on advertising board renewals and no commissions paid on Internet web site revenues.

          The Company's general and administrative expenses decreased from $324,950 for the three month period ending May 31, 1999 to $282,575 for the three month period ended May 31, 2000. The decrease in the general and administrative expenses was a result of reduced professional services and web site development costs.

          Net income for the three month period ended May 31, 2000 was $2,136 compared to a loss of ($310,031) for the three month period ended May 31, 1999.


ii)       For the six month period ended May 31, 2000.

          Net sales for the six month period ending May 31, 2000 were $600,910 compared to $305,644 for the comparative period ending May 31, 1999.

          Cost of sales for the six month period ending May 31, 2000 were $141,537 or 23.6% of net sales compared to $198,237 or 64.9% of net sales for the six month period ending May 31, 2000.

          The Company's gross margins from operations for the six month period ending May 31, 2000 increased to $459,373 or 76.4% of net sales compared to $107,407 or 35.1% net sales for the six month period ended May 31, 1999.


          The Company's general and administrative expenses decreased from $430,053 for the six month period ended May 31, 1999 to $408,727 for the six month period ended May 31, 2000.

          Net income for the six month period ended May 31, 2000 was $36,543 compared to a loss of $(321,417) for the six month period ended May 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              - (registrant)

Date: July 13, 2000           By: /s/ William J. Marshall
                                  -------------------------------------
                                  William J. Marshall, President, Chief
                                  Executive Officer, Treasurer, Chief
                                  Financial Officer and a member of the
                                  Board of Directors.