Form 10QSB/A
period 2000-05-31
BUDGETHOTELS COM INC
filed 2000-10-11
CIK 1091938

=====================================================================

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                             FORM 10QSB/A-1

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

                             (250) 868-1171
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000: 13,214,000

=====================================================================

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets


ASSETS

                                        May 31,        November 30,
                                        2000           1999
                                        (Unaudited)

CURRENT ASSETS

 Cash                                   $   1,520      $  71,143
 Accounts receivable, net                 153,384        129,748
 Accounts receivable - related party        8,217          8,217
 Prepaid commissions                       63,299             -
                                        ---------      ---------
     Total Current Assets                 226,420        209,108
                                        ---------      ---------
PROPERTY AND EQUIPMENT (NET)               84,467         83,558
                                        ---------      ---------
OTHER ASSETS

 Deferred offering costs                   28,308             -
 Prepaid commissions                           -          39,612
                                        ---------      ---------
     Total Other Assets                    28,308         39,612
                                        ---------      ---------
     TOTAL ASSETS                       $ 339,195      $ 332,278
                                        =========      =========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Consolidated Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                        May 31,        November 30,
                                        2000           1999
                                        (Unaudited)

CURRENT LIABILITIES

 Accounts payable                       $  21,956      $  26,844
 Unearned revenue                         201,863        226,601
                                        ---------      ---------
     Total Current Liabilities            223,819        253,445
                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Preferred stock: 1,000,000 shares
  authorized of $0.01 par value,
  no shares issued and outstanding             -              -
 Common stock: 50,000,000 shares
  authorized of $0.001 par value,
  13,214,000 shares issued and
  outstanding                              13,214         13,214
 Additional paid-in capital               834,171        834,171
 Accumulated deficit                     (732,009)      (768,552)
                                        ---------      ---------
     Total Stockholders' Equity           115,376         78,833
                                        ---------      ---------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY              $ 339,195      $ 332,278
                                        =========      =========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                  Consolidated Statements of Operations
                               (Unaudited)

                    For the                  For the
                    Three Months Ended       Six Months Ended
                    May 31,                  May 31,
                    2000      1999           2000      1999

REVENUE

 Net sales          $ 187,732 $  159,824     $ 394,321 $  305,644
 Cost of goods sold   100,632    145,472       141,537    198,237
                    --------- ----------     --------- ----------

  Gross Profit         87,100     14,352       252,784    107,407
                    --------- ----------     --------- ----------
EXPENSES

 General and
  administrative      75,986    324,950        202,138    430,053
 Depreciation          8,978      2,524         14,103      5,048
                    --------  ---------      --------- ----------
  Total Expenses      84,964    327,474        216,241    435,101
                    --------  ---------      --------- ----------
  Income (Loss) from
   Operations          2,136   (313,122)        36,543   (327,694)
                    --------  ---------      --------- ----------
OTHER INCOME (EXPENSE)

 Gain (loss) on
  exchange rate           -       3,091             -       6,277
 Interest income          -          -              -          -
                    --------  ---------      --------- ----------
 Total Other Income
  (Expense)               -       3,091             -       6,277
                    --------  ---------      --------- ----------
NET INCOME (LOSS)   $  2,136  $(310,031)     $  36,543 $ (321,417)
                    ========  =========      ========= ==========
BASIC EARNINGS (LOSS)
 PER SHARE          $   0.00  $   (0.03)     $    0.00 $    (0.04)
                    ========  =========      ========= ==========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Consolidated Statements of Stockholders' Equity


                                             Additional
                         Common Stock        Paid-in   Accumulated
                    Shares         Amount    Capital   Deficit

Balance,
 November 30, 1998  11,487,000     $ 11,487  $  61,894 $ (167,476)

Cancellation of
 common stock         (600,000)        (600)   (27,480)        -

Common stock issued
 for cash at $0.25
 per share           1,585,000        1,585    394,665         -

Common stock issued
 for cash at $0.30
 to $0.50 per share     42,000           42     16,958         -

Common stock issued
 for services at $0.25
 per share             400,000          400     99,600         -

Options on common
 stock issued below
 market value at
 $0.01 per share            -            -     240,000         -

Stock offering costs        -            -    (101,166)        -

Net loss for the year
 ended November 30,
 1999                       -            -          -    (601,076)
                    ----------     --------  --------- ----------
Balance,
 November 30, 1999  13,214,000       13,214    834,171   (768,552)

Net income for the
 six months ended
 May 31, 2000
 (unaudited)                -            -          -      36,543
                    ----------     --------  --------- ----------
Balance,
 May 31, 2000
 (Unaudited)        13,214,000     $ 13,214  $ 834,171 $ (732,009)
                    ==========     ========  ========= ==========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                         For the                  For the
                         Three Months Ended       Six Months Ended
                         May 31,                  May 31,
                         2000      1999           2000      1999

CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)        $   2,136 $ (310,031)    $  36,543 $ (321,417)
Adjustments to reconcile
 net income (loss) to net
 cash used by operating
 activities:
 Depreciation                8,978      2,524        14,103      5,048
 Common stock and options
  issued for services           -     311,920            -     311,920
Changes in assets and
 liabilities:
 (Increase) decrease in
  accounts receivable      (11,510)   (55,980)      (23,636)   (44,038)
 (Increase) decrease in
  deferred offering costs  (21,660)        -        (28,308)        -
 (Increase) decrease in
  deposits and prepaids     (8,240)    (1,860)      (23,687)    (2,523)
 Increase (decrease) in
  accounts payable           6,451     (9,450)       (4,887)   (16,534)
 Increase (decrease) in
  unearned revenue          11,130     34,980       (24,738)     5,339
                         --------- ----------     --------- ----------
Net Cash Provided (Used)
 by Operating Activities   (12,715)   (27,897)      (54,610)   (62,205)
                         --------- ----------     --------- ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES
Purchase of fixed assets   (12,826)   (16,826)      (15,013)   (26,156)
                         --------- ----------     --------- ----------
 Net Cash Provided (Used)
  by Investing Activities  (12,826)   (16,826)      (15,013)   (26,156)
                         --------- ----------     --------- ----------
CASH FLOWS FROM FINANCING
 ACTIVITIES
Principal payments on note
 payable - related party        -     (44,407)           -     (44,407)
Proceeds from sales of
 common stock                   -     213,250            -     413,250
Stock offering costs            -     (85,079)           -    (101,166)
                         --------- ----------     --------- ----------
Net Cash Provided (Used)
 by Financing Activities $      -  $   83,764     $      -  $  267,677
                         ========= ==========     ========= ==========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Cash Flows (Continued)


                         For the                  For the
                         Three Months Ended       Six Months Ended
                         May 31,                  May 31,
                         2000      1999           2000      1999


NET INCREASE (DECREASE)
 IN CASH                 $ (25,541) $  39,041     $ (69,623) $ 179,316

CASH AT BEGINNING
 OF PERIOD                  27,061    153,419        71,143     13,144
                         --------- ----------     --------- ----------
CASH AT END OF PERIOD    $   1,520 $  192,460     $   1,520 $  192,460
                         ========= ==========     ========= ==========
SUPPLEMENTAL CASH FLOW
 INFORMATION

CASH PAID FOR:

 Interest                $      -  $       -      $      -  $       -
 Income taxes            $      -  $       -      $      -  $       -

NON-CASH FINANCING ACTIVITIES

 Common stock and options
  issued for services
  rendered               $      -  $  311,920     $      -  $  311,920

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

     Net sales for the three month period ended May 31, 2000 were $187,732, an increase of 17% compared to sales of $159,824 for the comparative three month period ended May 31, 1999.

     The Company had a net profit of $2,136 for the three month period ending May 31, 2000 compared to a loss of ($310,031) for the comparative period ended May 31, 1999.

(ii) For the six month period ended May 31, 2000.

     Net sales for the six month period ended May 31, 2000 were $394,321, an increase of 29% compared to sales of $305,644 for the comparative six month period ended May 31, 1999.

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

     Net sales for the three month period ending May 31, 2000 were $187,732 compared to $159,824 for the comparative period ending May 31, 1999.

     The increase in the net sales is a result of the Company owning more advertising boards and earning revenue from the Company's web site that was operational during the period ending May 31, 2000.

     The Company's cost of sales for the three month period ended May 31, 2000 were $100,632 or 53.6% of net sales compared to $145,472 or 91% of net sales for the three month period ended May 31, 1999 and as a result the Company's gross margins from operations increased to $87,100 or 46.4% of sales compared to a gross margin of 9.0% for the comparative period. The increased gross margins is a result of reduced commissions paid on advertising board renewals and no commissions paid on Internet web site revenues.

     The Company's general and administrative expenses decreased from $324,950 for the three month period ending May 31, 1999 to $75,986 for the three month period ended May 31, 2000. The decrease in the general and administrative expenses was a result of reduced professional services and web site development costs.

     Net income for the three month period ended May 31, 2000 was $2,136 compared to a loss of ($310,031) for the three month period ended May 31, 1999.


ii)  For the six month period ended May 31, 2000.

     Net sales for the six month period ending May 31, 2000 were $394,321 compared to $305,644 for the comparative period ending May 31, 1999.

     Cost of sales for the six month period ending May 31, 2000 was $141,537 or 35.9% of net sales compared to $198,237 or 64.9% of net sales for the six month period ending May 31, 2000.

     The Company's gross margins from operations for the six month period ending May 31, 2000 increased to $252,784 or 64.1% of net sales compared to $107,407 or 35.1% of net sales for the six month period ended May 31, 1999.

     The Company's general and administrative expenses decreased from $430,053 for the six month period ended May 31, 1999 to $202,138 for the six month period ended May 31, 2000.

     Net income for the six month period ended May 31, 2000 was $36,543 compared to a loss of $(321,417) for the six month period ended May 31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              (registrant)

Date: October 10, 2000


                              By:  /s/ William J. Marshall
                                   William J. Marshall, President,
                                   Chief Executive Officer, Treasurer,
                                   Chief Financial Officer and a
                                   member of the Board of Directors.