Form 10QSB
period 2000-08-31
BUDGETHOTELS COM INC
filed 2000-10-12
CIK 1091938

=====================================================================

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2000: 13,214,000

=====================================================================

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                       Consolidated Balance Sheets


                                 ASSETS

                                        August 31,   November 30,
                                          2000           1999
                                       (Unaudited)

CURRENT ASSETS

 Cash                                   $     7,804    $    71,143
 Accounts receivable, net                   368,093        129,748
 Accounts receivable - related party            -            8,217
 Prepaid commissions                         90,396            -
 Prepaid management fees                      2,797            -
                                        -----------    -----------
     Total Current Assets                   469,090        209,108
                                        -----------    -----------
PROPERTY AND EQUIPMENT (NET)                 89,449         83,558
                                        -----------    -----------
OTHER ASSETS

 Deferred offering costs                     28,308            -
 Prepaid commissions                            -           39,612
                                        -----------    -----------
     Total Other Assets                      28,308         39,612
                                        -----------    -----------
TOTAL ASSETS                            $   586,847    $   332,278
                                        ===========    ===========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Consolidated Balance Sheets (Continued)


                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                        August 31,   November 30,
                                          2000          1999
                                       (Unaudited)

CURRENT LIABILITIES

 Accounts payable                       $     5,633    $     26,844
 Unearned revenue                           421,395         226,601
                                        -----------    ------------
     Total Current Liabilities              427,028         253,445
                                        -----------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

 Preferred stock: 1,000,000 shares authorized
  of $0.01 per value, no shares issued and
  outstanding                                   -               -
 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 13,214,000 shares issued
 and outstanding                             13,214          13,214
 Additional paid-in capital                 834,171         834,171
 Accumulated deficit                       (687,566)       (768,552)
                                        -----------    ------------
     Total Stockholders' Equity             159,819          78,833
                                        -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $   586,847    $    332,278
                                        ===========    ============

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                  Consolidated Statements of Operations
                               (Unaudited)


                      For the                 For the
                      Three Months Ended      Nine Months Ended
                      August 31,              August 31,
                      2000        1999        2000         1999

REVENUE

 Net sales            $  202,668  $  145,440  $  596,989  $  451,084
 Cost of goods sold      106,665     113,658     248,202     311,895
                      ----------  ----------  ----------  ----------
 Gross Profit             96,003      31,782     348,787     139,189
                      ----------  ----------  ----------  ----------
EXPENSES

 General and
  administrative          44,760     229,990     246,898     660,043
 Depreciation              6,800       2,524      20,903       7,572
                      ----------  ----------  ----------  ----------
     Total Expenses       51,560     232,514     267,801     667,615
                      ----------  ----------  ----------  ----------
 Income (Loss) from
  Operations              44,443    (200,732)     80,986    (528,426)
                      ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)

 Gain (loss) on
  exchange rate              -        (7,633)        -        (1,356)
 Interest income             -           -           -           -
                      ----------  ----------  ----------  ----------
     Total Other Income
     (Expense)               -        (7,633)        -        (1,356)
                      ----------  ----------  ----------  ----------
 NET INCOME (LOSS)    $   44,443  $ (208,365) $   80,986  $ (529,782)
                      ==========  ==========  ==========  ==========
BASIC EARNINGS (LOSS)
 PER SHARE            $     0.00  $    (0.01) $     0.00  $    (0.04)
                      ==========  ==========  ==========  ==========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
               (Formerly Info Center International, Inc.)
             Consolidated Statements of Stockholders' Equity


                                                    Additional
                              Common Stock           Paid-in    Accumulated
                              Shares       Amount    Capital      Deficit

 Balance, November 30, 1998  11,487,000  $  11,487  $  61,894  $  (167,476)

 Cancellation of common stock  (600,000)      (600)   (27,480)         -

 Common stock issued for cash
  at $0.25 per share          1,585,000      1,585    394,665          -

 Common stock issued for
 cash at $0.30 to $0.50 per
 share                           42,000         42     16,958          -

 Common stock issued for
  services at $0.25 per share   400,000        400     99,600          -

 Options on common stock
  issued below market value
  at $0.01 per share                -          -      240,000          -

 Common stock issued for
  services at $0.50 per share   300,000        300    149,700          -

 Stock offering costs               -          -     (101,166)         -

 Net loss for the year ended
  November 30, 1999                 -          -          -       (601,076)
                            -----------  ---------  ---------  -----------
 Balance, November 30, 1999  13,214,000     13,214    834,171     (768,552)

 Net income for the nine
  months ended August 31,
  2000 (unaudited)                   -          -          -        80,986
                            -----------  ---------  ---------  -----------
 Balance, August 31, 2000
 (Unaudited)                 13,214,000  $  13,214  $ 834,171  $  (687,566)
                            ===========  =========  =========  ===========

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
                               (Unaudited)
                                   For the                     For the
                              Three Months Ended        Nine Months Ended
                                   August 31,                August 31,
                                2000      1999            2000       1999
   CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)             $  44,443 $  (208,365)   $  80,986 $(529,782)
Adjustments to reconcile net
 income (loss) to net cash used
 by operating activities:
Depreciation                      6,800       2,524       20,904     7,572
Common stock and options issued
 for services                       -           -            -     311,920
Changes in assets and liabilities:
(Increase) decrease in accounts
 receivable                    (194,729)    (15,730)    (218,365)  (59,768)
(Increase) decrease in
 deferred offering costs            -           -        (28,308)      -
(Increase) decrease in deposits
 and prepaids                   (29,894)     (5,296)     (53,581)   (7,819)
Increase (decrease) in allowance
 for bad debt                   (19,980)        -        (19,980)      -
Increase (decrease) in accounts
 payable                        (16,323)      2,085      (21,211)  (14,449)
Increase (decrease) in unearned
 revenue                        219,532      27,021     194,7943     2,360
(Increase) decrease) in accounts
 receivable - related party       8,217      (2,161)       8,217    (2,161)
Increase (decrease) in accounts
 payable - related party            -        (2,518)         -      (2,518)
                              --------- -----------    --------- ---------
Net Cash Provided (Used) by
 Operating Activities            18,066    (202,440)     (36,544) (264,645)
                              --------- -----------    --------- ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets        (11,782)    (46,827)     (26,795)  (72,983)
                              --------- -----------    --------- ---------
Net Cash Provided (Used) by
 Investing Activities           (11,782)    (46,827)     (26,795)  (72,983)
                              --------- -----------    --------- ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on note payable
 - related party                    -           -            -     (44,407)
Proceeds from sales of common stock -       150,000          -     563,250
Stock offering costs                -           -            -    (101,166)
                              --------- -----------    --------- ---------
Net Cash Provided (Used) by
 Financing Activities         $     -   $   150,000    $     -   $ 417,677
                              --------- -----------    --------- ---------

                  BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Cash Flows (Continued)
                               (Unaudited)


                              For the                For the
                         Three Months Ended      Nine Months Ended
                              August 31,            August 31,
                           2000      1999        2000       1999

NET INCREASE (DECREASE)
 IN CASH               $   6,284  $  (99,267)  $  (63,339) $  80,049

CASH AT BEGINNING OF
 PERIOD                    1,520     192,460       71,143     13,144
                       ---------  ----------   ----------  ---------
CASH AT END OF PERIOD  $   7,804  $   93,193   $    7,804  $  93,193
                       =========  ==========   ==========  =========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

 Interest              $     -    $      -     $      -    $     -
 Income taxes          $     -    $      -     $      -    $     -

NON-CASH FINANCING ACTIVITIES

Common stock and options issued for
 services rendered     $     -    $      -     $      -    $ 311,920

               BUDGETHOTELS.COM, INC. AND SUBSIDIARY
           Notes to the Consolidated Financial Statements
               August 31, 2000 and November 30, 1999


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 1999 audited financial statements. The result of operations for the nine months ended August 31, 2000 are not necessarily indicative of the operating results for the full years.

ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF AUGUST 31, 2000.

For the three month period ended August 31, 2000.

     Net sales for the three month period ended August 31, 2000 were $202,668, an increase of 39.3% compared to sales of $145,440 for the comparative three month period ended August 31, 1999.

     The Company had a net profit of $44,443 for the three month period ending August 31, 2000 compared to a loss of ($208,365) for the comparative period ended August 31, 1999.

For the nine month period ended August 31, 2000.

     Net sales for the nine month period ended August 31, 2000 were $596,989, an increase of 32.3% compared to sales of $451,084 for the comparative nine month period ended August 31, 1999.

     The Company had a net profit of $80,986 for the nine month period ending August 31, 2000 compared to a loss of ($529,782) for the comparative period ended August 31, 1999.

     The Company's working capital improved from a deficiency of ($44,337) as of November 30, 1999 to a surplus of $42,062 as of August 31, 2000. The improvement in the working capital was a result of the Company's profitable operations for the period ended August 31, 2000 and the reclassification of prepaid commissions from other assets to a current asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital improved by $86,399 for the nine month period ending August 31, 2000 and management expects to have adequate cash to maintain operations for the balance of its fiscal year and does not anticipate the need to raise additional cash through the sale of shares or debt to finance the Company's ongoing business.

RESULTS OF OPERATIONS

     The Company derives its revenue from two sources consisting of an Internet web site and advertising boards.

For the three month period ended August 31, 2000.

     Net sales for the three month period ending August 31, 2000 were $202,668 compared to $145,440 for the comparative period ending
August 31, 1999.

     The increase in the net sales is a result of the Company owning more advertising boards and earning revenue from the Company's web site that was operational during the period ending August 31, 2000.

     The Company's cost of sales for the three month period ended August 31, 2000 was $106,665 or 52.6% of net sales compared to $113,658 or 78.1% of net sales for the three month period ended August 31, 1999 and as a result the Company's gross margins from operations increased to $96,003 or 47.4% of sales compared to a gross margin of 21.9% for the comparative period. The increased gross margins is a result of reduced commissions paid on advertising board renewals and no commissions paid on Internet web site revenues.

     The Company's general and administrative expenses decreased from $229,990 for the three month period ending August 31, 1999 to $44,760 for the three month period ended August 31, 2000. The decrease in the general and administrative expenses was a result of reduced professional services and web site development costs.

     Net income for the three month period ended August 31, 2000 was $44,443 compared to a loss of ($208,365) for the three month period ended August 31, 1999.

For the nine month period ended August 31, 2000.

     Net sales for the nine month period ending August 31, 2000 were $596,989 compared to $451,084 for the comparative period ending
August 31, 1999.

     Cost of sales for the nine month period ending August 31, 2000 was $248,202 or 41.6% of net sales compared to $311,895 or 69.1% of net sales for the nine month period ending August 31, 2000.

     The Company's gross margins from operations for the nine month period ending August 31, 2000 increased to $348,787 or 58.4% of net sales compared to $139,189 or 30.9% of net sales for the nine month period ended August 31, 1999.

     The Company's general and administrative expenses decreased from $660,043 for the nine month period ended August 31, 1999 to $246,896 for the nine month period ended August 31, 2000.

     Net income for the nine month period ended August 31, 2000 was $80,986 compared to a loss of $(529,782) for the nine month period ended August 31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              (registrant)

Date: October 11, 2000


                              By:  /s/ William J. Marshall
                                   William J. Marshall, President,
                                   Chief Executive Officer,
                                   Treasurer, Chief Financial Officer
                                   and a member of the Board of
                                   Directors.