Form 10KSB
period 2000-11-30
BUDGETHOTELS COM INC
filed 2001-02-28
CIK 1091938

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended - November 30, 2000

          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from

                         Commission file number 0-26909

                             budgethotels.com, inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Nevada                             91-0179013
          ------------------------------            ------------------
          State or other jurisdiction of               (IRS Employer
          incorporation or organization             Identification No.)


                              1449 St. Paul Street
                        Kelowna, British Columbia V1Y 2E5
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code.)


                                 (250) 868-1171
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Name of Exchange on which registered:
     OTC

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

Issuer's revenues for its most recent fiscal year.
     November 30, 2000 - $801,518.

The aggregate market value of the Common Stock held by non-affiliates is as follows: 13,214,000 shares at $0.10 for a total of $1,321,400.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
      Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
     November 30, 2000 - 13,214,000 shares of Common Stock

Documents Incorporated by Reference: NONE

                             BUDGETHOTELS.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

                                 C O N T E N T S


Independent Auditors' Report................................................ 3

Consolidated Balance Sheet.................................................. 4

Consolidated Statements of Operations....................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)................... 6

Consolidated Statements of Cash Flows....................................... 7

Notes to the Consolidated Financial Statements.............................. 8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
budgethotels.com, inc. and Subsidiary
Kelowna, British Columbia


We have audited the accompanying consolidated balance sheet of budgethotels.com, inc. and Subsidiary as of November 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of budgethotels.com, inc. and Subsidiary as of November 30, 2000, and the consolidated results of their operations and their cash flows for the years ended November 30, 2000 and 1999, in conformity with generally accepted accounting principles.


HJ & Associates, LLC
Salt Lake City, Utah
February 9, 2001

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                                    November 30,
                                                                       2000
                                                                    ------------

                                     ASSETS

CURRENT ASSETS

   Cash                                                               $    --
   Accounts receivable (Note 2)                                         205,283
   Prepaid management fees                                               36,255
   Prepaid commissions (Note 2)                                          30,948
                                                                      ---------
     Total Current Assets                                               272,486
                                                                      ---------

PROPERTY AND EQUIPMENT (Net) (Notes 2 and 3)                             98,582
                                                                      ---------

     TOTAL ASSETS                                                     $ 371,068
                                                                      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Cash overdraft                                                     $  12,025
   Accounts payable                                                       5,382
   Unearned revenue (Note 2)                                            357,352
                                                                      ---------

     Total Current Liabilities                                          374,759
                                                                      ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 1,000,000 shares authorized of
   $0.01 par value, no shares issued and outstanding                       --
   Common stock; 50,000,000 shares authorized of
   $0.001 par value, 13,214,000 shares issued and
   outstanding                                                           13,214
   Additional paid-in capital                                           834,171
   Accumulated deficit                                                 (851,076)
                                                                      ---------

     Total Stockholders' Equity (Deficit)                                (3,691)
                                                                      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $ 371,068
                                                                      =========



       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                          For the Years Ended
                                                               November 30,
                                                        ------------------------
                                                          2000           1999
                                                        --------     ----------
REVENUE

   Net sales                                            $801,518     $  642,105
   Commission expense                                    162,182        179,958
                                                        --------     ----------

     Gross Margin                                        639,336        462,147
                                                        --------     ----------
EXPENSES

   General and administrative                            638,569      1,019,701
   Bad debt expense                                       53,747         23,225
   Depreciation                                           29,544         20,297
                                                        --------     ----------
     Total Expenses                                      721,860      1,063,223
                                                        --------     ----------
     Loss From Operations                                (82,524)      (601,076)
                                                        --------     ----------
NET LOSS                                                $(82,524)    $ (601,076)
                                                        ========     ==========
BASIC LOSS PER SHARE                                    $  (0.01)    $    (0.05)
                                                        ========     ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                  Common Stock        Additional
                                             ----------------------     Paid-in     Accumulated
                                               Shares        Amount     Capital       Deficit
                                             ----------     -------   ----------    -----------

Balance, November 30, 1998                   11,487,000     $11,487    $  61,894     $(167,476)

Cancellation of common stock
 previously issued at $0.05 per
 share                                         (600,000)       (600)     (27,480)       --

Common stock issued for cash
 at $0.25 per share                           1,585,000       1,585      394,665        --

Common stock issued for cash
 at $0.30 to $0.50 per share                     42,000          42       16,958        --

Common stock issued for
services at $0.25 per share                     400,000         400       99,600        --

Options on common stock
 issued below market value at
 $0.25 per share                                 --             --       240,000        --

Common stock issued for
 services at $0.50 per share                    300,000         300      149,700        --

Stock offering costs                             --             --      (101,166)       --

Net loss for the year ended
 November 30, 1999                               --             --          --        (601,076)
                                             ----------     -------    ---------     ---------
Balance, November 30, 1999                   13,214,000      13,214      834,171      (768,552)

Net loss for the year ended
 November 30, 2000                               --             --          --         (82,524)
                                             ----------     -------    ---------     ---------
Balance, November 30, 2000                   13,214,000     $13,214    $ 834,171     $(851,076)
                                             ==========     =======    =========     =========



       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                             For the Years Ended
                                                                                 November 30,
                                                                           ----------------------
                                                                              2000         1999
                                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                                                  $ (82,524)   $(601,076)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                                               29,544       20,297
   Bad debt expense                                                           53,747       22,379
   Common stock issued for services                                             --        221,920
   Options on common stock issued below market value                            --        240,000
 Changes in assets and liabilities
   (Increase) decrease in accounts receivable                               (129,282)     (63,609)
   (Increase) decrease in accounts receivable - related party                  8,217       (8,217)
   (Increase) decrease in deposits and prepaids                              (27,591)     (38,135)
   Increase (decrease) in accounts payable                                   (21,462)       8,921
   Increase (decrease) in accounts payable - related party                      --         (3,477)
   Increase (decrease) in bank overdraft                                      12,025         --
   Increase (decrease) in unearned revenue                                   130,751       30,570
                                                                           ---------    ---------
     Net Cash (Used) by Operating Activities                                 (26,575)    (170,427)
                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                                    (44,568)     (39,251)
                                                                           ---------    ---------
     Net Cash (Used) by Investing Activities                                 (44,568)     (39,251)
                                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from note payable - related party                                     --           --
 Payments on note payable - related party                                       --        (44,407)
 Proceeds from sales of common stock                                            --        413,250
 Stock offering costs                                                           --       (101,166)
                                                                           ---------    ---------
     Net Cash Provided by Financing activities                                  --        267,677
                                                                           ---------    ---------
NET INCREASE (DECREASE) IN CASH                                              (71,143)      57,999

CASH AT BEGINNING OF YEAR                                                     71,143       13,144
                                                                           ---------    ---------
CASH AT END OF YEAR                                                        $    --      $  71,143
                                                                           =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

 Interest                                                                  $    --      $   --
 Income taxes                                                              $    --      $   --

NON-CASH FINANCING ACTIVITIES

 Common stock issued for services rendered                                 $    --      $ 221,920
 Options on common stock issued below market value                         $    --      $ 240,000

       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


NOTE 1 -      COMPANY BACKGROUND

              The consolidated financial statements include those of budgethotels.com, inc. (BHI) (formerly known as Info Center International, Inc.) and its wholly-owned subsidiary, Info Center, Inc. (Info). Collectively, they are referred to herein as "the Company".

              BHI was incorporated under the laws of the State of Nevada on November 5, 1997 as Info Center International, Inc. BHI was incorporated for the purpose of acquiring Info. In February 1999, the Company changed its name from Info Center International, Inc. to budgethotels.com, inc.

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

                                                         Useful
                           Description                   Lives
                    -----------------------------     -------------
                    Advertising boards                7 years
                    Office furniture and equipment    7 years
                    Computer Software                 3 years
                    Website                           3 years
                    Leasehold improvements            Life of Lease


                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              c.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $42,451 at November 30, 2000.

              d.  Provision For Taxes

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:


                                                                                For the
                                                                               Year Ended
                                                                              November 30,
                                                                                  2000
                                                                              ------------
              Income tax benefit at statutory rate                             $  28,058
              Change in valuation allowance                                      (28,058)
                                                                               ---------
                                                                               $    --
                                                                               =========

              Deferred tax assets at November 30, 2000 are comprised of the following:

              Net operating loss carryforward                                  $ 851,076
              Depreciation                                                          --

              Valuation allowance                                               (851,076)
                                                                               ---------
                                                                               $    --
                                                                               =========

              At November 30, 2000, the Company had net operating loss carryforwards of approximately $850,000 that may be offset against future taxable income through 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              e.  Principles of Consolidation

              The consolidated financial statements include those of budgethotels.com, inc. and its wholly-owned subsidiary, Info Center, Inc.

              All material intercompany accounts and transactions have been eliminated.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f.  Cash Equivalents

              For the purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

              g.  Basic Loss Per Share


                                                                   For the Year Ended
                                                                    November 30, 2000
                                                  ---------------------------------------------
                                                                    (Denominator)
                                                                       Weighted
                                                  (Numerator)          Average          Basic
                                                     (Loss)           Number of      (Loss) Per
                                                    Amounts             Shares          Share
                                                  -----------       -------------    ----------
                                                   $(82,524)          13,214,000       $(0.01)
                                                   --------           ----------       ------

                                                   $(82,524)          13,214,000       $(0.01)
                                                   ========           ==========       ======




                                                                   For the Year Ended
                                                                    November 30, 1999
                                                  ---------------------------------------------
                                                                    (Denominator)
                                                                       Weighted
                                                  (Numerator)          Average          Basic
                                                     (Loss)           Number of      (Loss) Per
                                                    Amounts             Shares          Share
                                                  -----------       -------------    ----------
                                                   $(601,076)         12,481,479       $(0.05)
                                                   ---------          ----------       ------

                                                   $(601,076)         12,481,479       $(0.05)
                                                   =========          ==========       ======

              The basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Common stock equivalents are not presented as they are antidilutive in nature.

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

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


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

              The Company pays its salesmen in full from the initial sales proceeds. The commissions are capitalized and amortized over the estimated life of the contracts. Prepaid commissions at November 30, 2000 were $30,948.

              j.  Recent Accounting Pronouncements

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Recent Accounting Pronouncements (Continued)

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:


                                                                November 30,
                                                                    2000
                                                                ------------
                   Advertising boards                            $ 111,783
                   Office furniture and equipment                   48,319
                   Computer software                                 3,727
                   Website                                          32,579
                   Leasehold improvements                           12,714
                                                                 ---------
                                                                   209,122
                   Accumulated depreciation                       (110,540)
                                                                 ---------
                   Net property and equipment                    $  98,582
                                                                 =========

              Depreciation expense for the years ended November 30, 2000 and 1999 was $29,544 and $20,297, respectively.

NOTE 4 -      COMMITMENTS AND CONTINGENCIES

              In October 1997, the Company entered into an agreement for consulting services. The agreement runs from October 1997 through January 2001. The monthly payment for the consulting agreement is $1,360.

              In March 1999, the Company entered into an agreement with its president for consulting services. The agreement runs from March 1999 through March 2014. The monthly payment for the consulting agreement is $10,000. The Company has since canceled the previous agreement and entered into a new agreement with the Company's president. The terms of the new agreement are as follows:

                   November 1, 2000 - October 31, 2001         $7,000 per month
                   November 1, 2001 - October 31, 2002         $10,000 per month
                   November 1, 2002 - October 31, 2003         $13,000 per month

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000

NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              In July 2000, the Company entered into an agreement with G.R. Reagh Ltd. for consulting services. The agreement runs from July 1, 2000 through October 31, 2003. The monthly payment for the consulting agreement is $1,000.

              The Company leases certain office equipment used in their operations under non-cancelable operating leases. The lease terms expire beginning in April 2001 and ending in September 2003. The monthly rental payment for the leases is $1,137.

              The Company leases office space located in Kelowna, British Columbia on a month-to-month basis. The monthly lease payment on the office is $732.

              During April 1997, the Company entered into an operating lease agreement for an automobile. The lease term expires in March 2001. The monthly rental payment is $579.

              Minimum future lease payments on the leases and contracts as of November 30, 2000 are as follows:


                   Year Ended
                   November  30,                         Amount
                   -------------                        --------
                   2001                                 $121,107
                   2002                                  144,755
                   2003 and thereafter                   159,321
                                                        --------
                         Total                          $425,183
                                                        ========

NOTE 5 -      LICENSING AGREEMENT

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

NOTE 6 -      COMMON STOCK

              In November 1998, the Company issued 600,000 shares of its common stock for services rendered valued at $28,080, or $0.05 per share. These shares were subsequently canceled by the Company in December 1998.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


NOTE 6 -      COMMON STOCK (Continued)

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

NOTE 7 -      DILUTIVE INSTRUMENTS

              a.  Stock Options

              The Company applied Accounting Principles board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

              FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 4.38 percent for all years; risk-free interest rates of 6.2 percent and expected lives of 1 year.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                                November 30, 2000


NOTE 7 -      DILUTIVE INSTRUMENTS (Continued)


                                                                             For the Year Ended
                                                                              November 30, 2000
                                                                          ------------------------
                                                                            2000            1999

                                                                          --------       ---------
              Net loss:
                  As reported                                             $(82,524)      $(601,076)
                  Pro Forma                                                (94,050)       (601,076)

              Net loss per share:
                  As reported                                             $  (0.01)      $   (0.05)
                  Pro Forma                                                  (0.01)          (0.05)

              The Company has granted the following options as of November 30, 2000.



                               Date of          Exercise      Exercise      Amount       Expiration
        Description             Grant            Number         Price     Exercised          Date
------------------------       --------         --------      --------    ---------      ----------

Employee                        4-01-00           93,750        $0.25         --           4-01-01
Employee                        6-01-00          232,500        $0.25         --           6-01-01
Officer                        11-01-11          200,000        $0.25         --          10-31-01
Consultant                     11-01-11          200,000        $0.25         --          10-31-01
                                                 -------
                                                 726,250
                                                 =======


              On March 15, 1999, the Company issued options to Marc Zurba to purchase 100,000 shares of common stock at $0.50 per share, which exceeded the fair value of the shares at the date of issuance.

              On March 31, 1999, the Company issued options to Bill Marshall to purchase 1,000,000 shares of common stock at $0.01 per share. At the time, the Company's common stock was trading at $0.25 per share. Accordingly, a compensation expense $240,000 was recognized. On June 18, 2000, the options were canceled.

              On April 1, 2000, the Company issued options to employees to purchase 93,750 shares of common stock at $0.25 per share, which equaled the trading price of the shares at the date of issuance.

              On June 1, 2000, the Company issued options to employees to purchase 232,500 shares of common stock at $0.25 per share, which exceeded the trading price of the shares at the date of issuance.

              On November 1, 2000, the Company issued options to employees to purchase 400,000 shares of common stock at $0.25 per share, which exceeded the trading price of the shares at the date of issuance.

              There are no warrants outstanding to acquire any additional shares of common stock of the Company.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30th, 2000.

          Net sales for the year ended November 30th, 2000 were $801,518 which represents an increase of 24.8% compared to sales of $642,105 for the year ended November 30th, 1999.

          The Company's working capital deficiency as of November 30th, 2000 was $(120,273) compared to a deficiency of $(4,725) for the prior year after the figures for the year ended November 30th, 1999 have been restated to conform to the current year's presentation.

          The Company had a net loss for the year ended November 30th, 2000 in the amount of $82,524 compared to a loss of $601,076 for the year ended November 30th, 1999.

LIQUIDITY AND CAPITAL RESOURCE

          The Company's cash position decreased from $71,143 cash on hand as of November 30th, 1999 to a bank overdraft position in the amount of $(12,025) as of November 30th, 2000.

          The Company used its cash during the year to acquire additional fixed assets and finance the Company's net loss.

          The Company expects to have profitable operations and a positive cash flow for the fiscal year ended November 30th, 2001 and does not anticipate the need to raise additional cash through the sale of shares or additional debt.


RESULTS OF OPERATIONS

i) SALES

          The Company derives its revenue from two sources consisting of Internet travel based web sites and advertising display boards.

          A breakdown of the net sales is as follows:


                                                           2000           1999
                                                         --------       --------

          Internet travel website revenue                $ 56,256       $ 24,112

          Advertising display boards                      745,262        617,993
                                                         --------       --------
                                                         $801,518       $642,105
                                                         ========       ========

          Internet website revenue increased by $32,144 for the year ending November 30th, 2000 representing an increase of over 133%, the advertising board revenue increased by $127,269 representing an increase of 21% over the previous year.

          The Company has increased its advertising revenue by both reducing its inventory of unsold space on its existing boards and expanding boards into new locations throughout North America.

          Revenue from the Company's internet travel based web sites has increased as a result of the various web sites becoming fully operational during the year ended November 30th, 2000 and an increased use of the Company's web sites by the Company's customers and increased general acceptance of consumers to use Internet travel based services.

 ii) GROSS PROFIT MARGINS

          The Company's commission costs for the year ended November 30th, 2000 was $162,182 or 20.2% of net sales compared to $179,958 or 28.0% of net sales for the comparative year, and as a result the Company's gross profit margins from operations increased to $639,336 or 79.8% of sales compared to a gross profit margin of 72% for the prior year.

          The increased gross profit margins are a result of reduced commissions paid on advertising boards renewals and no commissions paid on Internet web site revenue.

 iii) GENERAL AND ADMINISTRATIVE EXPENSES

          The Company's general and administrative expenses decreased from $1,019,701 for the year ended November 30th, 1999 to $638,569 for the year ended November 30th, 2000. This represents a reduction in the Company's general and administrative expenses of over 37%.

          The decrease in the general and administrative expenses was the result of both reduced professional services and web site development costs for the year ended November 30th, 2000.

 iv) LOSS FROM OPERATIONS

          As a result of the increased sales and reduced commission costs, and reduced general and administrative costs, the Company's net loss from operations before depreciation and the Company's estimated reserve for bad debts expenses was $(767) compared to a loss of $(557,554) for the comparative period ending November 30th 1999.

          The Company's net loss after a provision for bad debts and depreciation expense for the year ended November 30th, 2000 was $(82,524) compared to $(601,076) for the year ended November 30th, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              - (registrant)

Date: March 1, 2001           By: /s/ William J. Marshall
                                  -------------------------------------
                                  William J. Marshall, President, Chief
                                  Executive Officer, Treasurer, Chief
                                  Financial Officer and a member of the
                                  Board of Directors.