Form 10QSB
period 2001-02-28
BUDGETHOTELS COM INC
filed 2001-04-10
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

                             BUDGETHOTELS.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND NOVEMBER 30, 2000

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                     February 28    November 30
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)

                                     ASSETS
CURRENT ASSETS

   Accounts receivable                                 $ 186,280      $ 205,283
   Prepaid expenses                                       41,605         67,203
                                                       ---------      ---------
       Total Current Assets                              277,885        272,486
PROPERTY AND EQUIPMENT (Net)                             104,203         98,582
                                                       ---------      ---------
       TOTAL ASSETS                                      382,088        371,068
                                                       =========      =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash overdraft                                      $  51,220      $  12,025
   Accounts payable                                        2,426          5,382
   Unearned revenue                                      322,521        357,352
                                                       ---------      ---------
       Total Current Liabilities                         376,167        374,759
                                                       ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 1,000,000 shares authorized of
   $0.01 par value, no shares issued and outstanding
   Common Stock; 50,000,000 shares authorized of
   $0.001 par value, 13,214,000 shares issued and
   outstanding                                            13,214         13,214
   Additional paid-in capital                            834,171        834,171
   Accumulated deficit                                  (841,464)      (851,076)
                                                       ---------      ---------


       Total Stockholders' Equity (Deficit)                5,921         (3,691)
                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                   $ 382,088      $ 371,068
                                                       =========      =========


       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the
                                                        Three Months Ended
                                                     --------------------------
                                                     February 28    February 29
                                                         2001           2000
                                                     -----------    -----------
REVENUE
    Net sales                                           $190,951      $206,589
    Commission expense                                    28,413        40,905
                                                        --------      --------
           Gross profit                                  162,538       165,684
                                                        --------      --------
EXPENSES
    General and administrative                           146,681       126,152
    Depreciation                                           6,245         5,125
                                                        --------      --------
           Total Expenses                                152,926       131,277
                                                        --------      --------
NET INCOME                                                 9,612        34,407
                                                        ========      ========

BASIC EARNINGS PER SHARE                                $   0.00      $   0.00
                                                        ========      ========


       The accompanying notes are an integral part of these consolidated financial statements.

\

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity

                                         Common Stock       Additional
                                    ---------------------    Paid-in     Accumulated
                                       Shares      Amount    Capital        Deficit
                                    -----------   -------   ----------   -----------

Balance, November 30th, 2000         13,214,000    13,214     834,171     (851,076)

Net income for the three
months ended February 28th,
2001 (unaudited)                          --         --         --           9,612
                                    -----------   -------    --------    ---------

Balance, February 28, 2001
(unaudited)                         $13,214,000   $13,214    $834,171    $(841,464)
                                    ===========   =======    ========    =========


       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                              For the
                                                        Three Months Ended
                                                     --------------------------

                                                     February 28    February 29
                                                         2001           2000
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                          $  9,612        $ 34,407
  Adjustments to reconcile net income to net cash
  used by operating activities:
    Depreciation                                         6,245           5,125
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable          19,003         (12,126)
    (Increase) decrease in deferred offering costs        --            (6,648)
    (Increase) decrease in deposits and prepaids       (24,402)        (15,447)
    (Increase) decrease in accounts payable             (2,956)        (11,338)
    (Increase) decrease in unearned revenue            (34,831)        (35,868)
    (Increase) decrease in bank overdraft               39,195            --
                                                      --------        --------
      Net Cash Provided (Used) by
         Operating Activities                           11,866         (41,895)
                                                      ========        ========

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                             (11,866)         (2,187)
                                                      --------        --------
      Net Cash Provided (Used) by
         Investing Activities                          (11,866)         (2,187)
                                                      ========        ========

NET INCREASE (DECREASE) IN CASH                           --           (44,082)

CASH AT BEGINNING OF PERIOD                               --            71,143
                                                      --------        --------
CASH AT END OF PERIOD                                 $   --          $ 27,061
                                                      ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                            $   --          $  --
  Income taxes                                        $   --          $  --

NON-CASH FINANCING ACTIVITIES

  Common stock issued for services rendered           $   --          $  --



       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                   February 29th, 2001 and November 30th, 2000



NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28th, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared from accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 20th 2000 audited financial statements. The result of operating for the three months ended February 28, 2001 are not necessarily indicative of the operating result for the full years.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:


OPERATIONS DURING THE INTERIM PERIODS OF FEBRUARY 28TH, 2001 AND FEBRUARY 29TH, 2000.

Net sales for the three month period ended February 28th, 2001 were $190,951 compared to $206,589 for the three month period ended February 29th, 2000.

The Company's working capital deficiency as of February 28th, 2001 was $(98,282) compared to a deficiency of $(102,273) as of November 30th, 2000.

The Company had a net profit of $9,612 for the three month period ending February 28th, 2001 compared to a net profit of $34,470 for the comparative period ending February 29th, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft increased from $(12,025) as of November 30th, 2000 to a cash overdraft position in the amount of $(51,220) as of February 28th, 2001.

The Company used its cash during the year to acquire additional fixed assets and finance the Company's change in its various working capital components.

The Company expects to have profitable operations and a positive cash flow for the fiscal year ended November 30th, 2001 and does not anticipate the need to raise additional cash through the sale of shares or additional debt.

RESULTS OF OPERATIONS

i)   SALES

        The Company derives its revenue from two sources consisting of Internet travel based web sites and advertising display boards.

        A breakdown of the net sales is as follows:

                                                          Feb. 28        Feb. 29
                                                           2001           2000
                                                          --------      --------
        Internet travel web site revenue                  $ 18,343      $  8,579
        Advertising display boards                         172,608       198,010
                                                          --------      --------
                                                          $190,951      $206,589
                                                          ========      ========

Revenue from the Company's Internet travel based web sites increased for the three month period ended February 28th, 2001 in the amount of $9,764 (i.e.) 113% compared to the three month period ending February 29th, 2000. The increase in revenue is a result of the Company's various web sites becoming more fully operational and an increased general acceptance of consumers to use Internet travel based services.

Revenues from the Company's advertising display boards have decreased for the three month period ended February 28th, 2001 in the amount of $25,402 (i.e.) 12.8% compared to the three month period ending February 29th, 2000. The reduction in the Company's advertising display board revenue is related more to the general economic slowdown in the North American economy rather than any specific issue relating to the Company.


ii)  GROSS PROFIT MARGINS

        The Company's commission costs for the three month period ending February 28th, 2001 were $28,413 or 14.9% of net sales compared to $40,905 or 19.8% of net sales for the comparative period, and as a result the Company's gross profit margins from operations increased to 85.1% of sales compared to a gross profit margin of 80.2% for the comparative period.

        The increased gross profit margins are a result of reduced commissions paid on advertising boards renewals and no commissions paid on Internet web site revenue.


III) GENERAL AND ADMINISTRATIVE EXPENSES

        The Company's general and administrative expenses increased 16.3% from $126,152 for the three month period ending February 29th, 2000 to $146,681 for the comparative period ending February 28, 2001.

        The increase in the general and administrative expenses was primarily due to increased consulting services associated with development of the Company web sites.

IV)  INCOME FROM OPERATIONS

        As a result of the decreased advertising board revenue and increased general and administrative costs, the Company's net income decreased from a profit of $34,407 for the three month period ending February 29th, 2000 to a profit of $9,612 for the three month period ending February 28, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              - (registrant)

Date: APRIL 10, 2000          By: /s/ William J. Marshall
                                  -------------------------------------
                                  William J. Marshall, President, Chief
                                  Executive Officer, Treasurer, Chief
                                  Financial Officer and a member of the
                                  Board of Directors.