Form 10QSB/A
period 2001-02-28
BUDGETHOTELS COM INC
filed 2001-05-11
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A

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

                             BUDGETHOTELS.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 2001 AND NOVEMBER 30, 2000

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                                     February 28    November 30
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)

                                     ASSETS
CURRENT ASSETS


   Accounts receivable                                 $ 186,280      $ 205,283
   Prepaid expenses                                       91,605         67,203
                                                       ---------      ---------
       Total Current Assets                              277,885        272,486
PROPERTY AND EQUIPMENT (Net)                             104,203         98,582
                                                       ---------      ---------
       TOTAL ASSETS                                      382,088        371,068
                                                       =========      =========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Cash overdraft                                      $  51,220      $  12,025
   Accounts payable                                        2,426          5,382
   Unearned revenue                                      322,521        357,352
                                                       ---------      ---------
       Total Current Liabilities                         376,167        374,759
                                                       ---------      ---------

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