Form 10QSB
period 2001-05-31
BUDGETHOTELS COM INC
filed 2001-07-13
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

                                                                  Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2001: 13,667,550

================================================================================

                             BUDGETHOTELS.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 2001 AND NOVEMBER 30, 2000

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet



                                                        May 31       November 30
                                                         2001            2000
                                                       --------      -----------
                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS

    Accounts receivable                                $183,601        $205,283
    Prepaid expenses                                     91,039          67,203
                                                       --------        --------

        Total Current Assets                            274,640         272,486

PROPERTY AND EQUIPMENT (Net)                            135,080          98,582

DEFERRED OFFERING COSTS                                  18,500             --
                                                       --------        --------

        TOTAL ASSETS                                    482,220         371,068

                                                       ========        ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Cash overdraft                                     $ 77,112        $ 12,025
    Accounts payable                                     24,603           5,382
    Unearned revenue                                    280,438         357,352
                                                       --------        --------

        Total Current Liabilities                       382,153         374,759


STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock; 1,000,000 shares authorized
    of $0.01 par value, no shares issued and
    outstanding Common Stock; 50,000,000 shares
    authorized of $0.001 par value, 13,667,550
    shares issued and outstanding                       13,648           13,214
    Additional paid-in capital                         866,521          834,171
    Accumulated deficit                               (834,102)        (851,076)
                                                      --------         --------

        Total Stockholders' Equity (Deficit)            46,067           (3,691)
                                                      --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                            $428,220         $371,068
                                                      ========         ========



        The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                              For the Three Months          For the Six Months
                                                  Ended May 31                 Ended May 31
                                             ----------------------       ---------------------
                                               2001          2000           2001         2000
                                             --------      --------       --------     --------

REVENUE

    Net sales                                $186,087      $187,732       $377,038     $394,321
    Commission expense                         32,676       100,632         61,089      141,537
                                             --------      --------       --------     --------
           Gross profit                       153,411        87,100        315,949      252,784

EXPENSES

    General and administrative                138,939        75,986        285,621      202,138
    Depreciation                                7,109         8,978         13,354       14,103
                                             --------      --------       --------     --------
           Total Expenses                     146,048        84,964        298,975      216,241
                                             --------      --------       --------     --------
NET INCOME                                      7,363         2,136         16,974       36,543
                                             ========      ========       ========     ========
BASIC EARNINGS PER SHARE                     $   0.00      $   0.00       $   0.00     $   0.00
                                             ========      ========       ========     ========




        The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity



                                       Common Stock         Additional
                                  ----------------------      Paid-in    Accumulated
                                    Shares        Amount      Capital      Deficit
                                  ----------     -------    ----------   -----------

Balance, November 30, 2000        13,214,000      13,214      834,171      (851,076)

Common stock issued for
services at $0.06-$0.08
per share                            453,550         434       32,350          --

Net income for the six
months ended May 31,
2001 (unaudited)                       --           --          --           16,974
                                  ----------     -------     --------     ---------

Balance, May 31, 2001
(unaudited)                       13,667,550     $13,648     $866,521     $(834,102)
                                  ==========     =======     ========     =========




       The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                               For the Three Months        For the Six Months
                                                                   Ended May 31,               Ended May 31,
                                                              ----------------------      ----------------------

                                                                2001          2000          2001          2000
                                                              --------      --------      --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                $  7,363      $  2,136      $ 16,974      $ 36,543
    Adjustments to reconcile net income to net cash
    used by operating activities:
        Depreciation                                             7,109         8,978        13,354        14,103
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable               2,679       (11,510)       21,682       (23,636)
        (Increase) decrease in deferred offering costs         (18,500)      (21,660)      (18,500)      (28,308)
        (Increase) decrease in deposits and prepaids               566        (8,240)      (23,836)      (23,687)
        Increase (decrease) in accounts payable                 22,177         6,451        19,221        (4,887)
        Increase (decrease) in unearned revenue                (42,083)       11,130       (76,914)      (24,738)
        Increase (decrease) in bank overdraft                   25,892          --          65,087          --
                                                              --------      --------      --------      --------
           Net Cash Provided (Used) by
              Operating Activities                               5,203       (12,715)       17,068       (54,610)
                                                              --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                   (37,987)      (12,826)      (49,852)      (15,013)
                                                              --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sales of common stock                         32,784          --          32,784          --
                                                              --------      --------      --------      --------
NET INCREASE (DECREASE) IN CASH                                   --         (25,541)         --         (69,623)

CASH AT BEGINNING OF PERIOD                                       --          27,061          --          71,143
                                                              --------      --------      --------      --------
CASH AT END OF PERIOD                                             --           1,520          --           1,520
                                                              --------      --------      --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
    Interest                                                      --            --            --            --
    Income taxes                                                  --            --            --            --

NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for
       services rendered                                       453,550          --         453,440          --



        The accompanying notes are an integral part of these consolidated financial statements.

                      BUDGETHOTELS.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       May 31, 2001 and November 30, 2000



NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position results of operations and cash flows at May 31, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 20, 2000 audited financial statements. The results of operating for the six months ended May 31, 2001 are not necessarily indicative of the operating result for the full years.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated statements and the notes thereto:


OPERATIONS DURING THE INTERIM PERIOD OF MAY 31, 2001.

(i)      For the three month period ended May 31, 2001.

         Net sales for the three month period ended May 31, 2001 were $186,087, compared to sales of $187,732 for the comparative three month period ended May 31, 2000.

         The Company had a net profit of $7,363 for the three month period ending May 31, 2001 compared to a net profit of $2,136 for the comparative period ended May 31, 2000.

(ii)     For the six month period ended May 31, 2001.

         Net sales for the six month period ended May 31, 2001 were $377,038, compared to sales of $394,321 for the comparative six month period ended May 31, 2000.

         The Company had a net profit of $16,974 for the six month period ending May 31, 2001 compared to a net profit of $36,543 for the comparative period ended May 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft increased from $(12,025) as of November 30, 2000 to a cash overdraft position in the amount of $(77,112) as of May 31, 2001.

The Company used its cash during the year to acquire additional fixed assets and finance the Company's change in its various working capital components.

The Company expects to have profitable operations and a positive cash flow for the fiscal year ended November 30, 2001 and does not anticipate the need to raise additional cash through the sale of shares or additional debt.

RESULTS OF OPERATIONS

i)   SALES

         The Company derives its revenue primarily from two sources consisting of Internet travel based web sites and advertising display boards.

         A breakdown of the net sales is as follows:


                                                   For the Three Months       For the Six Months
                                                      Ended May 31st             Ended May 31st
                                                   ---------------------     ---------------------
                                                     2001         2000         2001         2000
                                                   --------     --------     --------     --------

         Internet travel web site revenue          $ 17,320     $ 11,773     $ 35,663     $ 20,352

         Advertising display boards                 166,618      175,959      339,226      373,969

         Internet Kiosks and other                    2,149         --          2,149         --
                                                   --------     --------     --------     --------
                                                   $186,087     $187,732     $377,038     $394,321
                                                   ========     ========     ========     ========


Revenue from the Company's Internet travel based web sites increased for the three month period ended May 31, 2001 in the amount of $5,547 (i.e.) 47% compared to the three month period ending May 31, 2000 and an increase of $15,311 (i.e.) 75% for the six month period ended May 31, 2001 compared to the six month period ending May 31, 2000. The increase in revenue is a result of the Company's various web sites becoming more fully operational and an increased general acceptance of consumers to use Internet travel based services.

Revenues from the Company's advertising display boards have decreased for the three month period ended May 31, 2001 in the amount of $9,341 (i.e.) 5% compared to the three month period ending May 31, 2000 and a decrease of $34,743 (i.e.) 9% for the six month period ended May 31, 2001 compared to the six month period ending May 31, 2000. The reduction in the Company's advertising display board revenue is related more to the general economic slowdown in the North American economy rather than any specific issue relating the Company.

ii)  GROSS PROFIT MARGINS

         The Company's commission costs for the three month period ending May 31, 2001 were $32,676 or 18% of net sales compared to $100,632 or 54% of net sales for the comparative period, and as a result the Company's gross profit margins from operations increased to 82% of sales compared to a gross profit margin of 46% for the comparative period.

         Similarly commission costs for the six month period ending May 31, 2001 were $61,089 or 16% of net sales compared to $141,537 or 36% of net sales of the comparative period, and as a result the Company's gross profit margins from operations increased to 84% of sales compared to a gross profit margin of 64% for the comparative period. The increased gross profit margins are a result of reduced commissions paid on advertising boards renewals and no commissions paid on Internet web site revenue.


iii) GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses increased 83% from $75,986 for the three month period ending May 31, 2000 to $138,939 for the comparative period ending May 31, 2001.

         Similarly the general and administrative expense increased 41% from $202,138 for the six month period ending May 31, 2000 to $285,621 for the comparative period ending May 31, 2001.

         The increase in the general and administrative expenses was primarily due to increased consulting services associated with development of the Company web sites.


iv)  INCOME FROM OPERATIONS

         As a result of the decreased advertising board revenue and increased general and administrative costs, the Company's net income decreased from a profit of $36,543 for the six month period ending May 31, 2000 to a profit of $16,974 for the six month period ending May 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              - (registrant)

Date: JULY 13, 2001           By: /s/ William J. Marshall
                                  -------------------------------------
                                  William J. Marshall, President, Chief
                                  Executive Officer, Treasurer, Chief
                                  Financial Officer and a member of the
                                  Board of Directors.