Form 10QSB
period 2001-08-31
BUDGETHOTELS COM INC
filed 2001-10-15
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2001

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

                                                                  Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2001: 13,917,550

================================================================================

                             BUDGETHOTELS.COM, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2001 AND NOVEMBER 30, 2000

                     BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                      August 31           November 30
                                                                         2001                 2000
                                                                      ---------           -----------
                                                                                (Unaudited)
                                     ASSETS
CURRENT ASSETS

    Accounts receivable                                                $ 146,927          $ 205,283
    Prepaid expenses                                                      94,929             67,203
                                                                       ---------          ---------

        Total Current Assets                                             241,856            272,486

PROPERTY AND EQUIPMENT (Net)                                             146,397             98,582

DEFERRED OFFERING COSTS                                                   18,500                 --
                                                                       ---------          ---------

        TOTAL ASSETS                                                     406,753            371,068
                                                                       =========          =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Bank overdraft                                                     $  91,788          $  12,025
    Accounts payable                                                       6,440              5,382
    Unearned revenue                                                     247,557            357,352
                                                                       ---------          ---------

        Total Current Liabilities                                        345,785            374,759


STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock; 1,000,000 shares authorized at $0.01 par
    value, no shares issued and outstanding Common Stock;
    50,000,000 shares authorized at $0.001 par value, 13,917,550 shares issued and outstanding for August 31, 2001 and
    $13,214,000 for November 30, 2000.                                    13,918             13,214

    Additional paid-in capital                                           878,251            834,171
    Accumulated deficit                                                 (831,201)          (851,076)
                                                                       ---------          ---------

        Total Stockholders' Equity (Deficit)                              60,968             (3,691)
                                                                       ---------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                             $ 406,753          $ 371,068
                                                                       =========          =========



        The accompanying notes are an integral part of these consolidated financial statements.

                    BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                               For the Three Months        For the Nine Months
                                                                 Ended August 31              Ended August 31
                                                              ----------------------      ---------------------
                                                                2001          2000          2001         2000
                                                              --------      --------      --------     --------
REVENUE

    Net sales                                                 $192,465      $202,668      $569,503     $596,989
    Commission expense                                          19,596       106,665        80,686      248,202
                                                              --------      --------      --------     --------

           Gross profit                                        172,869        96,003       488,817      348,787
EXPENSES

    General and administrative                                 160,079        44,760       445,700      246,898
    Depreciation                                                 9,888         6,800        23,242       20,903
                                                              --------      --------      --------     --------

           Total Expenses                                      169,967        51,560       468,942      267,801
                                                              --------      --------      --------     --------

NET INCOME                                                       2,902        44,443        19,875       80,986
                                                              ========      ========      ========     ========

BASIC EARNINGS PER SHARE                                      $   0.00      $   0.00      $   0.00     $   0.00
                                                              ========      ========      ========     ========





       The accompanying notes are an integral part of these consolidated financial statements.

                    BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                                     Common Stock               Additional
                                              -------------------------          Paid-in          Accumulated
                                                Shares           Amount          Capital            Deficit
                                              ----------        -------         ----------        -----------


Balance, November 30, 2000                    13,214,000         13,214          834,171           (851,076)

Common stock issued for
cash at $0.075                                   100,000            100            7,400                 --

Common stock issued for
services, deferred offering costs,
and equipment at $0.04 to
$0.08 per share                                  603,550            604           36,680                 --

Net income for the nine
months ended August 31,
2001 (unaudited)                                      --             --               --             19,875
                                              ----------        -------         --------          ---------

Balance, August 31, 2001
(unaudited)                                   13,917,550        $13,918         $878,251          $(831,201)
                                              ==========        =======         ========          =========









       The accompanying notes are an integral part of these consolidated financial statements.

                    BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Three Months        For the Nine Months
                                                                Ended August 31,            Ended August 31,
                                                              --------------------        -------------------
                                                                2001          2000         2001          2000
                                                              --------     ---------    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                $  2,902     $  44,443    $  19,875     $  80,986
    Adjustments to reconcile net income to net cash
    used by operating activities:
    Depreciation                                                 9,888         6,800       23,242        20,904
    Common stock issued for services, deferred
        offering costs and equipment                            12,000                     37,284
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable              36,674      (206,492)      58,356      (230,128)
        (Increase) decrease in deferred offering costs              --            --      (18,500)      (28,308)
        (Increase) decrease in deposits and prepaids            (3,890)      (29,894)     (27,726)      (53,581)
        Increase (decrease) in accounts payable                (18,163)      (16,323)       1,058       (21,211)
        Increase (decrease) in unearned revenue                (32,881)      219,532     (109,795)      194,794
                                                              --------     ---------    ---------     ---------
           Net Cash Provided (Used) by
              Operating Activities                               6,530        18,066      (16,206)      (36,544)
                                                              --------     ---------    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                   (21,206)      (11,782)     (71,057)      (26,795)
                                                              --------     ---------    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sales of common stock                             --            --        7,500            --
    Bank financing                                              14,676            --       79,763            --
                                                              --------     ---------    ---------     ---------
           Net Cash Provided by
             Financing Activities                               14,676            --       87,263            --
                                                              --------     ---------    ---------     ---------
NET INCREASE (DECREASE) IN CASH                                     --         6,284           --       (63,339)

CASH AT BEGINNING OF PERIOD                                         --         1,520           --        71,143
                                                              --------     ---------    ---------     ---------
CASH AT END OF PERIOD                                               --         7,804           --         7,804
                                                              ========     =========    =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
    Interest                                                  $     --     $      --    $      --     $      --
    Income taxes                                                    --            --           --            --

NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for
       services rendered                                       250,000            --      603,550            --




       The accompanying notes are an integral part of these consolidated financial statements.

                    BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                     August 31, 2001 and November 30, 2000
                                  (Unaudited)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position results of operations and cash flows at August 31, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared from accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 20, 2000 audited financial statements, The result of operating for the nine months ended August 31, 2001 are not necessarily indicative of the operating result for the full year.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the consolidated statements and the notes thereto:


OPERATIONS DURING THE INTERIM PERIOD OF AUGUST 31, 2001.

(i)      For the three month period ended August 31, 2001.

         Net sales for the three month period ended August 31, 2001 were $192,465, compared to sales of $202,668 for the comparative three month period ended August 31, 2000.

         The Company had a net profit of $2,902 for the three month period ending August 31, 2001 compared to a net profit of $44,443 for the comparative period ended August 31, 2000.

(ii)     For the nine month period ended August 31, 2001.

         Net sales for the six month period ended August 31, 2001 were $569,503, compared to sales of $569,989 for the comparative nine month period ended August 31, 2000.

         The Company had a net profit of $19,875 for the nine month period ending August 31, 2001 compared to a net profit of $80,986 for the comparative period ended August 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft increased from $(12,025) as of November 30, 2000 to a cash overdraft position in the amount of $(91,788) as of August 31, 2001.

The Company used its cash during the year to acquire additional fixed assets and finance the Company's change in its various working capital components.

The Company expects to have profitable operations and a positive cash flow for the fiscal year ended November 30, 2001 and does not anticipate the need to raise additional cash through the sale of shares or additional debt.

RESULTS OF OPERATIONS

 i)   SALES

         A breakdown of the net sales is as follows:


                                                          For the Three Months           For the Nine Months
                                                            Ended August 31st             Ended August 31st
                                                         -----------------------       ----------------------
                                                           2001           2000           2001          2000
                                                         --------       --------       --------      --------

         Internet travel web site revenue                $ 16,257       $ 20,334       $ 51,920      $ 40,686

         Advertising display boards                       171,503        182,334        510,729       556,303

         Internet Kiosks and other                          4,705             --          6,854            --
                                                         --------       --------       --------      --------
                                                         $192,465       $202,668       $569,503      $596,989
                                                         ========       ========       ========      ========


Revenue from the Company's Internet travel based web sites decreased for the three month period ended August 31, 2001 in the amount of $4,077 (i.e.) 20% compared to the three month period ending 31, 2000 and an increase of $11,234 (i.e.) 27% for the nine month period ended August 31, 2001.

Revenues from the Company's advertising display boards have decreased for the three month period ended August 31, 2001 in the amount of $10,831 (i.e.) 6% compared to the three month period ending August 31, 2000 and a decrease of $45,574 (i.e.) 8% for the nine month period ended August 31, 2001.

ii)   GROSS PROFIT MARGINS

         The Company's commission costs for the three month period ending August 31, 2001 were $19,596 or 10% of net sales compared to $106,665 or 53% of net sales for the comparative period, and as a result the Company's gross profit margins from operations increased to 90% compared to a gross profit margin of 47% for the comparative period.

         Commission costs for the nine month period ending August 31, 2001 were $80,686 or 14% of net sales compared to $248,202 or 42% of net sales of the comparative period, and as a result the Company's gross profit margins from operations increased to 86% of sales compared to a gross profit margin of 58% for the comparative period. The increased gross profit margins are a result of reduced commissions paid on advertising boards renewals and no commissions paid on Internet web site revenue.


iii)  GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses increased from $44,760 for the three month period ending August 31, 2000 to $160,079 for the comparative period ending August 31, 2001.

         General and administrative expenses increased from $246,898 for the nine month period ending August 31, 2000 to $445,700 for the comparative period ending August 31, 2001.

         The increase in the general and administrative expenses was primarily due to increased consulting services associated with development of the Company web sites.

iv)   INCOME FROM OPERATIONS

         As a result of the decreased advertising board revenue and increased general and administrative costs, the Company's net income decreased from a profit of $80,986 for the nine month period ending August 31, 2000 to a profit of $19,875 for the nine month period ending August 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              BUDGETHOTELS.COM INC.
                              - (registrant)

Date: OCTOBER 12, 2001        By: /s/ William J. Marshall
                                  -------------------------------------
                                  William J. Marshall, President, Chief
                                  Executive Officer, Treasurer, Chief
                                  Financial Officer and a member of the
                                  Board of Directors.