Form 10KSB
period 2001-11-30
BUDGETHOTELS COM INC
filed 2002-02-28
CIK 1091938

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended - November 30, 2001

          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                          -------------    ---------------


                         Commission file number 0-26909

          BudgetHotels Network, Inc. (formerly budgethotels.com Inc.)
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Nevada                             91-0179013
          ------------------------------            ------------------
          State or other jurisdiction of               (IRS Employer
          incorporation or organization             Identification No.)


                              1449 St. Paul Street
                    Kelowna, British Columbia Canada V1Y 2E5
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (250) 868-1171
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock

Name of Exchange on which registered:
     OTC

================================================================================

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

Issuer's revenues for its most recent fiscal year.
      November 30, 2001 - $713,007.

The aggregate market value of the Common Stock held by non-affiliates is as follows: 6,024,230 shares at $0.10 for a total of $602,423.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: November 30, 2001 - 14,054,230 shares of Common Stock

Documents Incorporated by Reference:

1. Form 10-SB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after August 2, 1999.

ITEM 1.   BUSINESS.

History

     BudgetHotels Network, Inc. (formerly budgethotels.com, Inc.) (the "Company") was incorporated under the laws of the State of Nevada on November 5, 1997, as Info Center International Inc. On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of Info Center, Inc., ("ICI") a corporation incorporated under the laws of the state of Washington on November 6, 1984. ICI thereafter became a wholly owned subsidiary corporation of the Company. On February 11, 1999, the Company changed its name to budgethotels.com, Inc. Info Center, Inc. ("ICI") is a wholly owned subsidiary corporation of the Company. W.J. Marshall Management Inc. owned all of the shares of ICI and exchanged those shares for 8,000,000 shares of the Company's common stock in 1997. W.J. Marshall Management Inc. is a corporation owned and controlled by William J. Marshall, the Company's President. W.J. Marshall Management Inc. is a corporation formed to hold title to certain investments of Mr. Marshall. W.J. Marshall Management Inc. is not a subsidiary corporation of the Company.


Operations

     The Company's business operations consist of (1) display board advertising, (2) an Internet online travel reservation system through its website, www.budgethotels.com, and (3) Internet interactive informational Kiosks.


Display Board Advertising

     The Company's primary business is to install and maintain illuminated information boards in transportation terminals, primarily bus and rail stations. Each board is approximately 4 feet x 5 feet and is made up of approximately 16 to 25 individual windows which are illuminated. The windows are available for advertisements.

     Advertisements generally promote travel related services located near the particular transportation terminal, such as hotels, rental cars and restaurants. Some advertisers, however, promote such services in destination cities. Each board is equipped with a free of charge direct telephone line to the particular advertiser.


Advertising

     Advertising rates for the spaces vary, depending upon the location of the advertisement on the board. Assuming that each board is fully occupied by an advertiser for a twelve month period, the board will generate revenues of up to approximately $60,000. There is no assurance, however, that a board will be fully occupied during any twelve month period. Currently the Company's boards are, on an average, forty-five percent (45%) filled.

Internet Kiosks

     Internet Kiosks are free standing computer stations connected to the internet. The user pays a nominal fee on a per minute basis to source and book reservations, as well as read personal emails, internet access and other financial information. Currently 6 Kiosks have been installed.


Costs of Display Board Advertising

     The cost of constructing and installing each board is approximately $8,500. Operating costs per board are approximately $4,000 and consist of telephone line charges and rental of the terminal space. Direct sales costs, primarily commissions paid to advertising personnel, are approximately $2,000.


Marketing

     The Company currently operates 77 boards throughout the United States and Canada, and is committed to install an additional 9 by the end of the first quarter of fiscal year 2002. The boards range geographically from Vancouver, British Columbia, Canada to Miami, Florida. Due to the Company's financial condition and limited personnel, the Company has primarily marketed advertising space on its various boards by telephone contact with potential advertisers. The Company recognizes, however, that the most effective method of selling its products is through direct and personal contact with its potential customers. Accordingly, the Company intends to establish a network of area representatives who will sell the Company's product on a commission basis. Initially, the Company estimates that there will be six representatives who will cover the Northeast, Southeast, Midwest, South, Southern California and Pacific Northwest regions of the United States.

     The Company intends to concentrate its marketing efforts on filling the vacant spaces on the existing and new boards, as well as targeting strategic hotels to act as a wholesaler of rooms.


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

     The License Agreement authorizes the Company to install at its sole cost "approximately 20 square feet in area by 1 foot depth wall-unit with an illuminated advertising display board with map and direct dial phone" in each of the Greyhound facilities designated in the License Agreement. The Company must also service, repair or replace any part of the display boards within 48 hours after receipt of notice.

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

     Pursuant to the terms of the License Agreement, the Company is required to obtain and maintain the following insurance policies:

1. Commercial General Liability Insurance with combined single limits of not less than $1,000,000 (naming Greyhound as an additional insured);

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

     As of the date hereof, the Company has installed 69 boards pursuant to the aforementioned agreement.


License Agreement with National Railroad Passenger Corporation ("Amtrak")

     Effective August 21, 2001, The Company's subsidiary, Info Center, Inc. negotiated a license to lease a portion of certain Amtrak owned and non owned railroad properties for the purposes of providing an advertising display board with courtesy telephone.

     The term of this agreement is five (5) years and is cancelable only for non compliance with the parameters of the contract, or non payment of license fees. The agreement concerns three (3) Amtrak owned, and seven (7) non owned railroad stations in key United States cities. The agreement allows for additional locations for display advertising boards if agreed to by the parties.

Info Center, Inc. pays monthly a predetermined license fee ranging from $250 to $833 in year one, and increasing to between $281 to $938 by year five. Additionally Info Center, Inc. pays a royalty of five percent (5%) of all gross sales generated from each location.

All installation, maintenance and support costs are the responsibility of Info, Center, Inc. Also Info Center, Inc. is required to maintain a liability policy of $2,000,000 to protect Amtrak.


Installation of Additional Display Boards

     The Company has also installed display boards for advertising by agreement with the New York Port Authority (2), New Jersey Transit Commission in Atlantic City, the Toronto Transit Commission, and Via Rail Canada (Ottawa and Vancouver), and in the Amtrak rail station in Penn Station in New York, New York.

     Thus far, the Company has installed 75 boards throughout the United States and 2 in Canada.


Internet Website "www.budgethotels.com"

     The Company owns and has the copyright to the website www.budgethotels.com ("budgethotels").

     The Company takes hotel reservations on-line and obtains a commission from the respective hotel for each reservation. The Company receives a commission of 10% on each on-line reservation. As financial transaction security on the Internet improves, the Company anticipates that on-line hotel reservations will increase. There is no assurance that the foregoing assumption will prove accurate.

On November 20, 2000 the Company entered into an Agreement with Pegasus Systems Inc. of Dallas, Texas under which approximately 37,000 hotels on the Pegasus system became accessible to visitors to the Company's website. The Agreement runs to November, 2003. The Company paid to Pegasus Systems an initial sum of $10,000.00 and pays an additional sum of $2,500.00 per month unless 2,500 reservations for the month are booked through the Company's website.


Competition

     The Company competes with many other board providers and Internet travel services, most of whom have more financial resources than the Company and there can be no assurance that in the future, the Company will be able to compete successfully with other display board advertisers or Internet website advertisers. The Company is a small participant within the display board advertising arena and the Internet website arena. The Company competes with professional advertising agencies, television, radio, publications such as magazines and newspapers, all of whom have more resources than the Company. The Company competes with other display board providers on the basis of price, availability of advertising space, size of space and the location of space. The Company competes with other Internet providers on the basis of price and the amount of space allocated to a particular client. The Company intends to market its services as discussed in "Item 1. Description of Business - Marketing" and does not believe that its methods of marketing will adversely affect its competitive position.

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


Company's Offices

     The Company's headquarters are located 1449 St. Paul Street, Suite 202, Kelowna, British Columbia, Canada V1Y 2E5 and its telephone numbers are (250) 868-1171 and (800) 548-4432. Additionally a sales office is maintained at 1260 Hornby Street, Vancouver, British Columbia, Canada.


Employees

     The Company currently has 10 employees and consultants other than its Officer and Director. The employees are paid on both a commission and salary basis depending upon their duties. The Company intends to hire additional employees as working capital permits, and as required.


RISK FACTORS

     1. Going Concern. The Company has experienced operating losses and its ability to continue as a going concern in the future is dependent upon achieving profitability, and/or securing sufficient additional capital at terms economically acceptable to the Company.

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

     4. Dependence on Technology suppliers. While the Company currently relies upon certain outside technology suppliers, the Company believes that there are numerous outside technology suppliers that perform the same services. Accordingly, the Company believes that if current technology suppliers could not or would not furnish future services to the Company, the Company could obtain such services from other sources without interruption of its operations.

     5. Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for at least the next twelve months based upon its internally prepared budget and expansion plans. Further, the Company's cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, to obtain it on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

     6. Competition. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's services compete indirectly with numerous other suppliers of web pages and search engines. As the market for the Company's services expands, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

     7. Reliance Upon Directors and Officer. The Company is primarily dependent, at the present, upon the personal efforts and abilities of its sole Officer and co Director, William Marshall, who exercises complete control over the daily management of the Company. The Company's only independent Director is Mr. Kenneth Cloak.

     8. Issuance of Additional Shares. 35,945,770 shares of Common Stock or 71.89% of the 50,000,000 authorized shares of Common Stock of the Company are not issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than as described in this registration statement, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but not issued shares, would have the effect of diluting the interest of existing shareholders.

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

     The Company's headquarters are located at 1449 St. Paul Street, Suite 202, Kelowna, British Columbia, Canada V1Y 2E5 and its telephone number is (250) 868-1171. The Company leases these premises from Cedar Grove Realty on a month to month basis at a cost of approximately $750.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has been threatened against its officers and its directors.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company has not held a shareholders' meeting during the past year, therefore, no matters were submitted for a vote of shareholders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
          MATTERS.

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


          Fiscal Quarter              High Bid[1]     Low Bid[1]
          --------------              -----------     ----------
          2001
               Fourth Quarter           $0.15          $0.05
               Third Quarter            $0.20          $0.10
               Second Quarter           $0.18          $0.06
               First Quarter            $0.25          $0.03
          2000
               Fourth Quarter           $0.53125       $0.03125
               Third Quarter            $1.125         $0.3125
               Second Quarter           $2.40625       $0.4375
               First Quarter            $0.65625       $0.28125

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     As of November 30, 2001, the Company has identified 444 holders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30th, 2001.

     The Company reports a net loss of $.01 per share consistent with the prior year ended November 30, 2000. In dollar terms the net loss increased by $19,953 mainly due to an increased reserve for depreciation, and the expensing of certain costs incurred to prepare a strategic business plan. Given the catastrophic effects created by world terrorism in the Company's fourth quarter the Company's slight decline in operating results is commendable. The Company believes these conditions have improved, and indeed the travel patterns by the public are shifting to include more bus and rail travel, thus increasing the Company's revenue opportunities.

Sales for the year ended November 30th, 2001 were $713,007, a decline of $88,511 or 12.4% from the year ended November 30, 2000. A decline in advertising revenues of $138,000 was offset by an increase in internet revenues of $49,000. However commissions relating to the generation of advertising revenues was materially decreased by $86,302.

The Company's general and administrative expenses increased marginally ($15,479 or 2.4%). Most of the increase related to costs associated with preparing a strategic business plan.

Non cash charges relating to the depreciation of the Company's Property and Equipment also increased by $24,363.

The Company believes the changing demographics and travel patterns of its customer base offers significant opportunities to increase its core revenues, without materially increasing operating costs. The Company is cautiously optimistic with the securing of additional capital resources at reasonable terms, that profitability can be achieved.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft at November 30, 2001 is $102,917. However (excluding items relating to the deferral of revenues and commissions) the Company had a positive working capital of $86,319 ($224,131 in 2000). The adverse change in working capital compared to the prior year has resulted primarily from the acquisition of property and equipment ($58,468) and a reduction in accounts receivable ($63,851).

The Company is seeking to raise additional working capital and funds required for expansion at reasonable economic terms.

ITEM 7.   FINANCIAL STATEMENTS









                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM. INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

                                 C O N T E N T S


Independent Auditors' Report................................................. 3

Consolidated Balance Sheet................................................... 4

Consolidated Statements of Operations........................................ 6

Consolidated Statements of Stockholders' Equity (Deficit).................... 7

Consolidated Statements of Cash Flows........................................ 8

Notes to the Consolidated Financial Statements............................... 9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Budgethotels Network, Inc. and Subsidiaries
(formerly Budgethotels.com, Inc.)
Kelowna, British Columbia


We have audited the accompanying consolidated balance sheet of Budgethotels Network, Inc. and Subsidiaries (formerly Budgethotels.com, Inc.) as of November 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Budgethotels Network, Inc. and Subsidiaries (formerly Budgethotels.com, Inc.) as of November 30, 2001, and the consolidated results of their operations and their cash flows for the years ended November 30, 2001 and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
February 18, 2002

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                           Consolidated Balance Sheet

                                     ASSETS

                                                        November 30,
                                                            2001
                                                        ------------

CURRENT ASSETS

   Cash                                                 $    --
   Accounts receivable (Note 2)                            141,432
   Advances to shareholder                                  69,380
   Other receivables                                         4,175
   Prepaid commissions (Note 2)                             25,387
                                                        ----------

     Total Current Assets                                  240,374
                                                        ----------

PROPERTY AND EQUIPMENT (Net) (Notes 2 and 3)               158,291
                                                        ----------

     TOTAL ASSETS                                       $  398,665
                                                        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                           Consolidated Balance Sheet

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    November 30,
                                                                        2001
                                                                    ------------
CURRENT LIABILITIES

   Cash overdraft                                                    $  102,917
   Accounts payable                                                      18,434
   Accrued expenses                                                       2,655
   Leases payable - current portion (Note 8)                              4,662
   Unearned revenue (Note 2)                                            287,084
                                                                     ----------

     Total Current Liabilities                                          415,752
                                                                     ----------

LONG-TERM LIABILITIES

   Leases payable - noncurrent portion (Note 8)                           9,629
                                                                     ----------

     Total Long-Term Liabilities                                          9,629
                                                                     ----------

     TOTAL LIABILITIES                                                  425,381
                                                                     ----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock; 1,000,000 shares authorized of
    $0.01 par value, no shares issued and outstanding                      --
   Common stock; 50,000,000 shares authorized of
    $0.001 par value, 14,054,230 shares issued and
    outstanding                                                          14,054
   Additional paid-in capital                                           912,783
   Accumulated deficit                                                 (953,553)
                                                                     ----------

     Total Stockholders' Equity (Deficit)                               (26,716)
                                                                     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $  398,665
                                                                     ==========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                      Consolidated Statements of Operations



                                            For the Years Ended
                                                November 30,
                                       -----------------------------

                                         2001                2000
                                       ---------           ---------


REVENUE

   Net sales                           $ 713,007           $ 801,518
   Commission expense                     75,880             162,182
                                       ---------           ---------

     Gross Margin                        637,127             639,336
                                       ---------           ---------

EXPENSES

   General and administrative            654,048             638,569
   Bad debt                               22,927              53,747
   Depreciation                           53,907              29,544
                                       ---------           ---------

     Total Expenses                      730,882             721,860
                                       ---------           ---------

     Loss From Operations                (93,755)            (82,524)
                                       ---------           ---------

OTHER EXPENSES

   Interest expense                       (8,722)               --
                                       ---------           ---------

     Total Other Expenses                 (8,722)               --
                                       ---------           ---------

NET LOSS                               $(102,477)          $ (82,524)
                                       =========           =========

BASIC LOSS PER SHARE                   $   (0.01)          $   (0.01)
                                       =========           =========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                  Common Stock                Additional
                                          ----------------------------         Paid-in          Accumulated
                                            Shares            Amount           Capital            Deficit
                                          ----------        ----------        ----------        -----------

Balance, November 30, 1999                13,214,000        $   13,214        $  834,171        $ (768,552)

Net loss for the year ended
   November 30, 2000                            --                --                --             (82,524)
                                          ----------        ----------        ----------        ----------

Balance, November 30, 2000                13,214,000            13,214           834,171          (851,076)

Common stock issued for cash
   at $0.075 per share                       100,000               100             7,400              --

Common stock issued for
   services at an average of $0.10
   per share                                 527,780               528            52,250              --

Common stock issued for
   assets at an average of
   $0.09 per share                           212,450               212            18,962              --

Net loss for the year ended
 November 30, 2001                              --                --                --            (102,477)
                                          ----------        ----------        ----------        ----------

Balance, November 30, 2001                14,054,230        $   14,054        $  912,783        $ (953,553)
                                          ==========        ==========        ==========        ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                      Consolidated Statements of Cash Flows


                                                                              For the Years Ended
                                                                                  November 30,
                                                                         ------------------------------
                                                                            2001                2000
                                                                         ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                              $ (102,477)         $  (82,524)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                                            53,907              29,544
     Bad debt                                                                22,927              53,747
     Common stock issued for services                                        52,778                --
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                              40,924            (129,282)
     (Increase) decrease in accounts receivable - related party                --                 8,217
     (Increase) decrease in prepaids and other receivables                  (20,241)            (33,901)
     Increase (decrease) in accounts payable                                  1,554             (15,152)
     Increase (decrease) in accrued expenses                                  2,655                --
     Increase (decrease) in unearned revenue                                (70,268)            130,751
                                                                         ----------          ----------

       Net Cash (Used) by Operating Activities                              (18,241)            (38,600)
                                                                         ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of subsidiary                                                    (3,686)               --
   Purchase of property and equipment                                       (58,468)            (44,568)
                                                                         ----------          ----------

       Net Cash (Used) in Investing Activities                              (62,154)            (44,568)
                                                                         ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from cash overdraft                                              75,383              12,025
   Payments on leases payable                                                (2,488)               --
   Proceeds from sales of common stock                                        7,500                --
                                                                         ----------          ----------

       Net Cash Provided by Financing activities                             80,395              12,025
                                                                         ----------          ----------

NET DECREASE IN CASH                                                           --               (71,143)

CASH AT BEGINNING OF YEAR                                                      --                71,143
                                                                         ----------          ----------

CASH AT END OF YEAR                                                      $     --            $     --
                                                                         ==========          ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

   Interest                                                              $      983          $     --
   Income taxes                                                          $     --            $     --

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Common stock issued for services rendered                             $   52,788          $     --
   Common stock issued for assets                                        $   19,174          $     --
   Fixed assets acquired through capital leases                          $   16,779          $     --
   Fixed assets acquired through assumption of liabilities               $   15,509          $     --





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGTEHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


NOTE 1 -      COMPANY BACKGROUND

              The consolidated financial statements include those of Budgethotels Network, Inc. (BHI) (formerly known as budgethotels.com, inc.) and its wholly-owned subsidiaries, Info Center, Inc. (Info), R 403 Enterprises LTD (R 403) and Internet 2U.net, Inc. (Internet2U). Collectively, they are referred to herein as "the Company".

              BHI was incorporated under the laws of the State of Nevada on November 5, 1997 as Info Center International, Inc. BHI was incorporated for the purpose of acquiring Info. In February 1999, the Company changed its name from Info Center International, Inc. to budgethotels.com, inc. In August 2001, the Company changed its name from budgethotels.com, inc. to Budgethotels Network, Inc. BHI maintains and operates an internet website for the purpose of making hotel reservations.

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

              R 403, a wholly-owned subsidiary, was incorporated under the laws of the Province of British Columbia, Canada on October 6, 1999. R 403 was dormant until 2000. R 403 was incorporated by the Company to manage and operate billboards, signboards and illuminated signs for the purpose of placing advertisements in Canada.

              Internet2U, a wholly-owned subsidiary, was incorporated under the State of Nevada on November 12, 1999. Internet2U operates kiosk machines in bus terminals in which it provides the customer with internet access in the terminal.

              On April 26, 2001, the Company acquired Internet2U by purchasing Internet2u from the BHI president, the sole shareholder of Internet2U. The Company acquired all of the issued and outstanding stock of Internet2U in exchange for cash of $10. The Company was also required to pay $3,686 to the president of BHI for the loan that he had made to Internet2U. Internet2U had fixed assets of $19,195 and a cash overdraft of $15,509 at the time of purchase. Internet2U was essentially inactive at the time of purchase.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGTEHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


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

                                                                   Useful
                           Description                             Lives
                    ------------------------------             -------------

                    Advertising boards                            7 years
                    Office furniture and equipment                7 years
                    Computer Software                             3 years
                    Website                                       3 years
                    Computers                                     3 years
                    Leasehold improvements                     Life of Lease

              c.  Accounts Receivable

              Accounts receivable are shown net of the allowance for doubtful accounts of $ 9,116 at November 30, 2001.

              d.  Provision For Taxes

              The income tax benefit differs from the amount computed at the federal statutory rates as follows:


                                                                 For the
                                                                Year Ended
                                                                November 30,
                                                                    2001
                                                                ------------

              Income tax benefit at statutory rate               $ 18,886
              Change in valuation allowance                       (18,886)
                                                                 --------

                                                                 $   --
                                                                 ========

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              d.  Provision For Taxes (Continued)

              Deferred tax assets at November 30, 2001 are comprised of the following:


              Net operating loss carryforward               $ 136,203
              Depreciation                                       --

              Valuation allowance                            (136,203)
                                                            ---------
                                                            $    --
                                                            =========

              At November 30, 2001, the Company had net operating loss carryforwards of approximately $358,000 that may be offset against future taxable income through 2021. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of the NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater chance the loss carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

              e.  Principles of Consolidation

              The consolidated financial statements include those of Budgethotels Network. and its wholly-owned subsidiaries, Info Center, Inc, R403 and Internet2U.net, Inc.

              All material intercompany accounts and transactions have been eliminated.

              f.  Cash Equivalents

              For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

              g.  Basic Loss Per Share

                                            For the Year Ended
                                             November 30, 2001
                           -----------------------------------------------------
                                                 (Denominator)
                                                   Weighted
                           (Numerator)              Average              Basic
                              (Loss)               Number of          (Loss) Per
                             Amounts                 Shares              Share
                            ----------             ----------         ----------
                            $ (102,477)            13,635,534          $  (0.01)
                            ==========             ==========          ========

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.       Basic Loss Per Share (Continued)


                                           For the Year Ended
                                           November 30, 2000
                           -----------------------------------------------------
                                                  (Denominator)
                                                    Weighted
                            (Numerator)             Average              Basic
                              (Loss)               Number of          (Loss) Per
                              Amounts                Shares              Share
                            ----------             ----------         ----------
                            $  (82,524)            13,214,000          $  (0.01)
                            ==========             ==========          ========

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

              i.  Revenue Recognition

              Revenue is recognized as service is provided to the customer. The Company amortizes revenues over the life of the contract with the customer which range from three months to one year. Unearned revenues reflect the percentage of the Company's sales and collected fees for which services have not yet been provided.

              The Company pays its salesmen in full from the initial sales proceeds. The commissions are capitalized and amortized over the estimated life of the contracts. Prepaid commissions at November 30, 2001 were $25,387.

              j.  Newly Issued Accounting Pronouncements

              SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Newly Issued Accounting Pronouncements (Continued)

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the reporting unit to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No.
              142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

              SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.    Newly Issued Accounting Pronouncements (Continued)

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment, at cost, consists of the following:

                                                                    November 30,
                                                                       2001
                                                                    ------------
                     Advertising boards                              $ 124,808
                     Office furniture and equipment                     49,624
                     Computer software                                   4,764
                     Website                                            94,124
                     Computers                                          36,704
                     Leasehold improvements                             12,714
                                                                     ---------
                                                                       322,738
                     Accumulated depreciation                         (164,447)
                                                                     ---------

              Net property and equipment                             $ 158,291
                                                                     =========

              Depreciation expense for the years ended November 30, 2001 and 2000 was $53,907 and $29,544, respectively

NOTE 4 -      COMMITMENTS AND CONTINGENCIES

              In October 2000, the Company entered into an employment agreement with the Company's president. The terms of the new employment agreement are as follows:

                    November 1, 2001 - October 31, 2002       $10,000 per month
                    November 1, 2002 - October 31, 2003       $13,000 per month

              In July 2000, the Company entered into an agreement for consulting services. The agreement runs from July 1, 2000 through October 31, 2003. The monthly payment for the consulting agreement is $1,000.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000


NOTE 4 -      COMMITMENTS AND CONTINGENCIES (Continued)

              The Company leases certain office equipment used in their operations under non-cancelable operating leases. The lease terms expire beginning in April 2001 and ending in September 2003. The monthly rental payment for the leases is $845.

              The Company leases office space located in Kelowna, British Columbia on a month-to-month basis. The monthly lease payment on the office is $732.

              Minimum future payments on the leases and contracts as of November 30, 2001 are as follows:

                     Year Ended
                    November  30,                      Amount
                    -------------                    ----------

                    2002                             $  144,755
                    2003 and thereafter                 159,321
                                                     ----------

                    Total                            $  304,076
                                                     ==========

NOTE 5 -      LICENSING AGREEMENT

              In October 1997, the Company entered into a licensing agreement with Greyhound Lines, Inc. (Greyhound), whereby the Company is granted the right to install, operate and maintain its advertising boards in all of Greyhounds owned and leased bus terminal facilities. The agreement is for a period of 15 years (three 5 year terms) beginning in February 1998. The cost to the Company ranges from $50 to $367 per month for each location where an advertising board is placed.

NOTE 6 -      COMMON STOCK

              0n December 20, 2000, the Company sold 100,000 shares of its common stock for cash at $0.075 per share, for a total of $7,500.

              On January 21, 2001, the Company issued 50,000 shares of common stock for services at $0.12 per share, for a total of $6,000.

              On April 3, 2001, the Company issued 100,000 shares of common stock for services at $0.08 per share, for a total of $8,000.

              On April 16, 2001, the Company issued 100,000 shares of common stock for services at $0.06 per share, for a total of $6,000.

              On April 16, 2001, the Company issued 103,550 shares of common stock for assets at $0.08 per share, for a total of $8,284.

              On August 22, 2001, the Company issued 250,000 shares of common stock for services at $0.12 per share, for a total of $30,000.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000

NOTE 6 -      COMMON STOCK (Continued)

              On October 1, 2001, the Company issued 108,900 shares of common stock for assets at $0.10 per share, for a total of $10,890.

              On October 1, 2001, the Company issued 27,780 shares of common stock for services at $0.10 per share, for a total of $2,778.

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

              FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 5.09 and
              5.82 percent for 2000 and 2001, respectively; risk-free interest rates of 6.2 and 5.45 percent and expected lives of 1 year for 2000 and 2001 respectively.

                                           For the Years Ended
                                                November 30,
                                       ----------------------------
                                           2001               2000
                                       ----------        ----------
              Net loss:
                  As reported          $ (102,477)       $  (82,524)
                  Pro Forma            $ (103,538)       $  (87,302)

              Net loss per share:
                  As reported          $    (0.01)       $    (0.01)
                  Pro Forma            $    (0.01)       $    (0.01)

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000

NOTE 7 -      DILUTIVE INSTRUMENTS (Continued)

              A summary of the status of the stock options outstanding as of November 30.

                                                                 2000                             2001
                                                     ----------------------------       ---------------------------
                                                                        Weighted                          Weighted
                                                                         Average                           Average
                                                                        Exercise                          Exercise
                                                        Shares            Price           Shares           Price
                                                     -----------       ----------       ----------       ----------
              Outstanding at beginning of year         1,100,000       $    0.02         1,601,250       $     0.26
              Granted                                  1,526,250            0.25           100,000             0.08
              Exercised                                       --              --                --               --
              Forfeited                               (1,025,000)           0.01          (301,250)            0.25
                                                     -----------                        ----------
              Outstanding at end of year               1,601,250            0.26         1,400,000             0.22
                                                     ===========                        ==========
              Exercisable at end of year                 801,250                         1,000,000
                                                     ===========                        ==========
              Weighted-average fair value per
                option of options granted during
                the year                             $      0.27                        $     0.21


              A further summary about fixed options outstanding at November 30, 2001 is as follows:

                                         Options Outstanding                     Options Exercisable
                               ----------------------------------------      -------------------------
                                               Weighted-
                                                Average       Weighted-                      Weighted-
                                               Remaining       Average                        Average
                Exercise         Number       Contractual     Exercise         Number        Exercise
                 Prices        Outstanding       Life           Price        Exercisable       Price
              -------------    -----------    -----------     ---------      -----------     ---------
              $        0.08        100,000     1.4 years      $ 0.08           100,000         $ 0.08
                       0.25      1,200,000     1.5 years        0.25           800,000           0.25
                       0.50        100,000     2.0 years        0.50           100,000           0.50
                                 ---------                                   ---------
               0.08 to 0.50      1,400,000     2.8 years        0.22         1,000,000           0.21
                                 =========                                   =========


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

              On November 1, 2000, the Company issued options to employees to purchase 1,200,000 shares of common stock at $0.25 per share, which exceeded the trading price of the shares at the date of issuance. 400,000 options vest immediately, 400,000 vest on November 1, 2001 and 400,000 vest on November 1, 2002.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000

NOTE 7 -      DILUTIVE INSTRUMENTS (Continued)

              On April 3, 2001, the Company issued options to an employee to purchase 100,000 shares of common stock at $0.08 pr share, which equaled the trading price of the shares at the date of issuance.

              There are no warrants outstanding to acquire any additional shares of common stock of the Company.

NOTE 8 -      LEASES PAYABLE

              Long-term debt at November 30, 2001 consisted of the following:

              Lease payable to Qualica Financial Group, bearing 16.49% interest, due April 1, 2004, monthly payments of $296,
                secured by fixed assets.                                                $   6,833

              Lease payable to Qualica Financial Group, bearing 12.80% interest, due August 1, 2004, monthly payments of $276,
                secured by fixed assets.                                                    7,458
                                                                                        ---------
                     Total                                                                 14,291
                                                                                        ---------
                     Less current maturities                                               (4,662)
                                                                                        ---------
                     Long-term debt                                                     $   9,629
                                                                                        =========

              Aggregate maturities required on long-term debt at November 30, 2001 are as follows:

                     Year                    Amount
                     -----                 ----------
                     2002                  $    4,662
                     2003                       5,851
                     2004                       3,778
                                           ----------

                     Total                 $   14,291
                                           ==========

              Depreciation expense for the leased fixed assets for the years ended November 30, 2001 and 2000 was $2,797 and - 0 -, respectively.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                        (FORMERLY BUDGETHOTELS.COM, INC.)
                 Notes to the Consolidated Financial Statements
                           November 30, 2001 and 2000

NOTE 9 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $953,553 at November 30, 2001 and has failed to produce positive cash flows from operations for the years ended November 30, 2001 and 2000, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Forms 5 for Directors to be filed


ITEM 10.  EXECUTIVE COMPENSATION

William J. Marshall
Director, Chief Executive Officer, President, Chief Financial Officer, and Treasurer.

Annual Compensation:

Salary                              $92,000
Bonus                               nil
Other Annual Compensation           nil

Long Term Compensation Awards:

Restricted Stock Awards
200,000 share options awarded June 30, 2001, exercisable to December 31, 2001 at $0.25
200,000 share options vesting June 30, 2002, exercisable to December 31, 2002 at the average closing price between July 1, 2001 and June 30, 2002
200,000 share options vesting June 30, 2003, exercisable to December 31, 2003 at the average closing price of the stock between July 1, 2002 and June 30, 2003

Securities Underlying Options/SARs
Nil

LTIP Payouts:
Nil

All other Compensation:
Nil

The Company has an agreement with WJ Marshall Management Inc. on behalf of Mr. William Marshall dated July 1, 2000. The agreement is in consideration for Mr. Marshall's executive duties as Chief Executive Officer, President, Chief Financial Officer, and Treasurer.

The Company has agreed to pay the following compensation;
$84,000 for the period from July 1, 2000 to June 30, 2001
$120,000 for the period from July 1, 2001 to June 30, 2002
$168,000 for the period from July 1, 2002 to June 30, 2003

Additionally the Company awarded share options as described above. (see Restricted Stock Awards)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Title of Class:                        Common
Name & address of Beneficial Owner:    William Marshall
Amount:                                7,730,000
Percent of Class:                      55.0

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13.  EXHIBITS

Exhibit 99.1 - License Agreement between National Railroad Passenger Corporation and InfoCenter, Inc.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BUDGETHOTELS NETWORK, INC.
                                  - (registrant)


Date: February 28, 2002           By: /s/ William J. Marshall
                                  -------------------------------------
                                  William J. Marshall, President, Chief
                                  Executive Officer, Treasurer, Chief
                                  Financial Officer and a member of the
                                  Board of Directors.