Form 10KSB/A
period 2000-11-30
BUDGETHOTELS COM INC
filed 2002-04-08
CIK 1091938

                                 FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended - November 30, 2000 - AMENDED

          OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from

                         Commission file number 0-26909

                              budgethotels.com Inc.
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


                              1449 St. Paul Street
                    Kelowna, British Columbia Canada V1Y 2E5
          -------------------------------------------------------------
          (Address of principal executive offices, including zip code.)


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

The aggregate market value of the Common Stock held by non-affiliates is as follows: 5,484,000 shares at $0.125 for a total of $685,500.

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

2. All reports filed with the Securities and Exchange Commission after August 2, 1999.

ITEM 1.   BUSINESS.

History

     budgethotels.com, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 5, 1997, as Info Center International Inc. On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of Info Center,Inc., ("ICI") a corporation incorporated under the laws of the state of Washington on November 6, 1984. ICI thereafter became a wholly owned subsidiary corporation of the Company. On February 11, 1999, the Company changed its name to budgethotels.com, Inc. Info Center, Inc. ("ICI") is a wholly owned subsidiary corporation of the Company.

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

Operations

     The Company's business operations consist of (1) display board advertising,(2) an Internet online travel reservation system through its website, www.budgethotels.com., and (3) Internet interactive informational Kiosks.

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

Advertising

     Advertising rates for the spaces vary, depending upon the location of the advertisement on the board. Assuming that each board is fully occupied by an advertiser for a twelve month period, the board will generate revenues of up to approximately $60,000. There is no assurance, however, that a board will be fully occupied during any twelve month period. Currently the Company's boards are, on an average, forty percent(40%) filled.

Internet Kiosks

     Internet Kiosks are free standing computer stations connected to the internet. The user pays a nominal fee on a per minute basis to source and book reservations, as well as read personal emails, internet access and other financial information. The Company has installed 2 Kiosks on a test basis, and will install another 4 Kiosks during the next fiscal year.

Costs of Display Board Advertising

     The cost of constructing and installing each board is approximately $8,500. Operating costs per board are approximately $4,000 and consist of telephone line charges and rental of the terminal space. Direct sales costs, primarily commissions paid to advertising personnel, are approximately $2,000.

Marketing

     The Company currently operates 73 boards throughout the United States and Canada, and is committed to install an additional 5 during the next fiscal year. The boards range geographically from Vancouver, British Columbia, Canada to Miami, Florida. Due to the Company's financial condition and limited personnel, the Company has primarily marketed advertising space on its various boards by telephone contact with potential advertisers. The Company recognizes however, that the most effective method of selling its products is through direct and personal contact with its potential customers. Accordingly, the Company intends to establish a network of area representatives who will sell the Company's product on a commission basis.

     The Company intends to concentrate its marketing efforts on filling the vacant spaces on the existing and new boards.

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

Installation of Additional Display Boards

     The Company has also installed display boards for advertising by agreement with the New York Port Authority (2), New Jersey Transit Commission in Atlantic City, the Toronto Transit Commission ,and Via Rail Canada (Ottawa and Vancouver), and in the Amtrak rail station in Penn Station in New York, New York.

     Thus far, the Company has installed 71 boards throughout the United States and 2 in Canada.

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

On November 20, 2000 the Company entered into an Agreement with Pegasus Systems Inc. of Dallas, Texas under which approximately 37,000 hotels on the Pegasus system became accessible to visitors to the Company's website. The Agreement is effective to November, 2003. The Company paid to Pegasus Systems an initial sum of $10,000.00 and pays an additional sum of $2,500.00 per month unless 2,500 reservations for the month are booked through the Company's website.

Competition

     The Company competes with many other board providers and Internet travel services, most of whom have more financial resources than the Company and there can be no assurance that in the future, the Company will be able to compete successfully with other display board advertisers or Internet website advertisers. The Company is a small participant within the display board advertising arena and the Internet website arena. The Company competes with professional advertising agencies, television, radio, publications such as magazines and newspapers, all of whom have more resources than the Company. The Company competes with other display board providers on the basis of price, availability of advertising space, size of space and the location of space. The Company competes with other Internet providers on the basis of price and the amount of space allocated to a particular client. The Company intends to market its services as discussed in "Item 1. Description of Business - Marketing" and does not believe that its methods of marketing will adversely effect its competitive position.


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

     The Company believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website "www.budgethotels.com". There is no assurance that such security precautions will be successful.

Company's Offices

     The Company's headquarters are located 1449 St. Paul Street, Suite 202, Kelowna, British Columbia, Canada V1Y 2E5 and its telephone numbers are (250) 868-1171 and (800) 548-4432. The Company plans to also open a sales office is at 1260 Hornby Street, Vancouver, British Columbia, Canada during the first quarter of fiscal year November 2001.

Employees

     The Company currently has 8 employees and consultants other than its Officer and Director. The employees paid on a both a commission and salary basis depending upon their duties. The Company intends to hire additional employees as working capital permits, and as required.

RISK FACTORS

     1. Going Concern. The Company has experienced operating losses and its ability to continue as a going concern in the future is dependant upon achieving profitability, and/or securing sufficient additional capital at terms economically acceptable to the Company.

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

     8. Issuance of Additional Shares. 36,786,000 shares of Common Stock or 73.57% of the 50,000,000 authorized shares of Common Stock of the Company are not issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than as described in this registration statement, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but not issued shares, would have the effect of diluting the interest of existing shareholders.

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

     The Company's headquarters are located 1449 St. Paul Street, Suite 202, Kelowna, British Columbia, Canada V1Y 2E5 and its telephone number is (250) 868-1171. The Company leases these premises from Cedar Grove Reality on a month to month basis at a cost of approximately $750.


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


                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS.

     The Company's Common Stock is quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "BUDH". The Company's shares began trading in August 1998. The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:


          Fiscal Quarter              High Bid[1]     Low Bid[1]
          2000
               Fourth Quarter         $0.34           $0.13
               Third Quarter          $0.30 est.      $0.10 estimated
               Second Quarter         $0.21 est.      $0.06 estimated
               First Quarter          $0.25           $0.03
          1999
               Fourth Quarter         $0.53125        $0.03125
               Third Quarter          $1.125          $0.3125
               Second Quarter         $2.40625        $0.4375
               First Quarter          $0.65625        $0.28125

[1] These quotations reflect inter-dealer prices, without retail, mark-up, mark-down or commissions and may not represent actual transactions.

     As of November 30, 2000, the Company has identified approximately 400 holders of record of its Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30th, 2000.

     The Company reports a net loss of $.01 per share, a material improvement from the $.05 per share loss for the year ended November 30, 1999. In dollar terms the loss decreased by $518,552. Sales increased by $159,413 or 19.9%, due primarily to increases installation base, and internet sales. Commissions relating to these revenues actually decreased by $17,776 or 9.9% due to a change in remuneration on renewal sales to be included in base compensation, instead of on a commission basis. The material reduction in net loss from 1999 to 2000 was primarily due to the reduction of general and administrative expenses of $381,132. These expenses were abnormally high in 1999 due to non cash charges relating to the issuance of common stock for services, and the issuance of common stock options below market value.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft of $12,025 at November 30, 2000 represents a deterioration from the prior year of $83,168. The reasons for this are primarily represented by the acquisition of additional property and equipment of $44,568, and an increase of trade and related party accounts receivable.

The Company is seeking to raise additional working capital and funds required for expansion at reasonable economic terms. The Company also intends to finance certain services, asset acquisitions through the issuance of stock.

ITEM 7.   FINANCIAL STATEMENTS.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Forms 5 for Directors to be filed

ITEM 10.  EXECUTIVE COMPENSATION.

William J. Marshall
Director, Chief Executive Officer, President, Chief Financial Officer, and Treasurer.

Annual Compensation:

Salary                        $105,000
Bonus                         nil
Other Annual Compensation     nil

Long Term Compensation Awards:

Restricted Stock Awards

200,000 share options vesting June 30, 2001, exercisable to December 31, 2001 at $0.25

200,000 share options vesting June 30, 2002, exercisable to December 31, 2002 at the average closing price between July 1, 2001 and June 30, 2002

200,000 share options vesting June 30, 2003, exercisable to December 31, 2003 at the average closing price of the stock between July 1, 2002 and June 30, 2003

Securities Underlying Options/SARs:

Nil

LTIP Payouts:

Nil

All other Compensation:

Nil

The Company has an agreement with W.J. Marshall Management Inc. on behalf of Mr. William Marshall dated July 1,2000. The agreement is in consideration for Mr. Marshall's executive duties as Chief Executive Officer, President, Chief Financial Officer, and Treasurer.

The Company has agreed to pay the following compensation:

$84,000 for the period from July 1, 2000 to June 30, 2001
$120,000 for the period from July 1, 2001 to June 30, 2002
$168,000 for the period from July 1, 2002 to June 30, 2003

Additionally the Company awarded share options as described above. (see Restricted Stock Awards)


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Title of Class:                         Common
Name & address of Beneficial Owner:     William Marshall
Amount:                                 7,730,000
Percent of Class:                       58.5

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.  EXHIBITS.

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Budgethotels.com Inc.



                             - (registrant)

Date: March 6, 2002          By: /s/ William J. Marshall
                                 -------------------------------------
                                 William J. Marshall, President, Chief
                                 Executive Officer, Treasurer, Chief
                                 Financial Officer and a member of the
                                 Board of Directors.