Form 10QSB
period 2002-02-28
BUDGETHOTELS COM INC
filed 2002-04-15
CIK 1091938

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-26909

                           BUDGETHOTELS NETWORK, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                      91-0179013
  (State of other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)


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

                                                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2002: 14,410,163


================================================================================

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 2002 AND NOVEMBER 30, 2001

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    FEBRUARY 28       NOVEMBER 30
                                                                        2002              2001
                                                                    -----------       -----------
                                                                    (UNAUDITED)
                                ASSETS
CURRENT ASSETS
  Accounts receivable                                               $   181,849       $   141,432
  Accounts receivable - other                                             1,106             4,175
  Advances from shareholder                                              58,500            69,380
  Prepaid commissions                                                    17,783            25,387
                                                                    -----------       -----------
       Total Current Assets                                             259,238           240,374
PROPERTY AND EQUIPMENT (Net)                                            152,781           158,291
                                                                    -----------       -----------
       TOTAL ASSETS                                                 $   412,019       $   398,665
                                                                    ===========       ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Cash overdraft                                                   $    80,683       $   102,917
   Note payable - current portion                                         6,796                --
   Accounts payable & accrued expenses                                   29,206            21,089
   Leases payable                                                         4,663             4,662
                                                                    -----------       -----------
                                                                        121,348           128,668
   Unearned revenue                                                     350,748           287,084
                                                                    -----------       -----------
       Total Current Liabilities                                        472,096           415,752
                                                                    -----------       -----------

Leases payable - long term portion                                        8,419                --
Note payable - long term portion                                         16,506             9,629
                                                                    -----------       -----------
       Total long term liabilities                                       24,925             9,629
                                                                    -----------       -----------
Total Liabilities                                                       497,001           425,381
                                                                    -----------       -----------

STOCKHOLDERS' DEFICIT
   Preferred stock; 1,000,000 shares authorized of $0.01
     par value, no shares issued and outstanding Common Stock;
     50,000,000 shares authorized of $0.001 par value,
     14,360,163 shares issued and outstanding                            14,410            14,054
    Additional paid-in capital                                          974,902           912,783
    Accumulated deficit                                              (1,074,314)         (953,553)
                                                                    -----------       -----------
     Total Stockholders' Deficit                                        (85,002)          (26,716)
                                                                    -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   412,019       $   398,665
                                                                    ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                              FOR THE
                                        THREE MONTHS ENDED
                                    ---------------------------
                                    FEBRUARY 28     FEBRUARY 28
                                       2002            2001
                                    -----------     -----------
REVENUE
    Net sales                        $ 188,362       $ 190,951
    Less; Commission expense            33,898          28,413
                                    ----------      ----------
       Gross profit                    154,464         162,538
                                    ----------      ----------
EXPENSES
    General and administrative         256,867         146,681
    Depreciation                        18,358           6,245
                                    ----------      ----------
       Total Expenses                  275,225         152,926
                                    ----------      ----------
NET (LOSS) INCOME                    $(120,761)      $   9,612
                                    ==========      ==========

BASIC (LOSS) EARNINGS PER SHARE      $   (0.01)      $    0.01
                                    ==========      ==========

    Weighted Average Shares
       outstanding                  14,278,906      13,312,889



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Consolidated Statement of Stockholders' Deficit
                                   (Unaudited)

                                                                    COMMON STOCK            ADDITIONAL
                                                             --------------------------      PAID-IN       ACCUMULATED
                                                                SHARES        AMOUNT         CAPITAL         DEFICIT
                                                             -----------    -----------    -----------     -----------
Balance, November 30th, 2001                                  14,054,230    $    14,054    $   912,783     $  (953,553)
Common stock issued for services at $.09 - $0.12                 150,000            150         36,559
Common stock issued for cash at $0.11 - $0.19                    205,933            206         25,560
Net loss for the three months ended February 28th, 2002               --             --             --        (120,761)
                                                             -----------    -----------    -----------     -----------
Balance, February 28, 2002                                    14,410,163    $    14,410    $   974,902     $ 1,074,314
                                                             ===========    ===========    ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BUDGETHOTELS NETWORK, AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        FOR THE
                                                                  THREE MONTHS ENDED
                                                              ---------------------------
                                                              FEBRUARY 28     FEBRUARY 28
                                                                  2002           2001
                                                              ----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                            $(120,761)      $   9,612
  Adjustments to reconcile net income to net cash used by
    operating activities:
    Depreciation                                                  18,358           6,245
    Common stock issued for services                              36,915              --
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                   (37,348)         19,003
    Decrease in due from shareholder                              10,880
    Decrease (increase) in deposits and prepaids                   7,604         (24,402)
    (Increase) decrease in accounts payable                        8,117          (2,956)
    (Increase) decrease in unearned revenue                       63,664         (34,831)
    (Increase) in bank overdraft                                      --              --
                                                               ---------       ---------
      Net Cash  (Used) Provided by Operating Activities          (12,571)        (27,329)
                                                               =========       =========

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                       (12,848)        (11,866)
                                                               ---------       ---------
      Net Cash Used by Investing Activities                      (12,848)        (11,866)
                                                               =========       =========

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from cash overdraft                                   (22,234)         39,195
  Lenses payable                                                  (1,209)             --
  Note payable                                                    23,302              --
  Proceeds from sales of common stock                             25,560              --
                                                               ---------       ---------
     Net cash Provided by Financing activities                    25,419          39,195
                                                               =========       =========
NET INCREASE (DECREASE) IN CASH                                       --              --
CASH AT BEGINNING OF PERIOD                                           --              --
                                                               ---------       ---------
CASH AT END OF PERIOD                                          $      --       $      --
                                                               =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                                     $      --       $      --
  Income taxes                                                 $      --       $      --

NON-CASH FINANCING ACTIVITIES
  Common stock issued for services rendered                    $      --       $      --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   February 28th, 2002 and November 30th, 2001

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28th, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared from accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 20th 2001 audited financial statements. The result of operating for the three months ended February 28, 2002 are not necessarily indicative of the operating result for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,077,282 at February 28, 2002 and has failed to produce positive cash flows from operations for the three months ended February 28, and the years ended November 30, 2001 and 2000, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS


On December 6, 2001, the Company issued 150,000 shares of common stock to an employee for services valued at $0.09 per shares.

On January 11, 2002, the Company issued 100,000 options for consulting services below market value. The options were valued, using the Black-Scholes valuation model, at $0.10 per option.

On January 21, 2002, an option holder exercised 100,000 stock options in exchange for $10,000 in cash.

On January 21, 2002, an employee exercised 83,333 stock options valued, using the Black-Scholes valuation model, at $0.11 per option.

On January 21, 2002, an option holder exercised 16,000 stock options in exchange for $2,400 in cash.

On February 21, 2002, an employee exercised 6,600 employee stock options valued, using the Black-Scholes valuation model, at $0.18 per option.

ITEM 6. - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28TH, 2002

Net sales for were comparable with those for the corresponding period ended February 28th, 2001. General and administrative expenses were also consistent with those of the three months ended February 29, 2001, with the exception of consulting expenses and services paid by the issuance of common stock. These accounted for $68,000 additional general and administrative expenses over the prior year.

Depreciation expense increased (by $12,113) to reflect an increase in revenue generating advertising boards from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $137,890 at February 28, 2002; most of which is in accounts receivable ($181,849) thus resulting in a cash overdraft, and note payable of $103,895.

The Company used its cash during the year to finance its operations, and to install ten additional advertising boards which will generate significant revenues in future periods.

The Company expects to have profitable operations and a positive cash flow for the fiscal year ended November 30th, 2002, however in order to finance further advertising board expansion, and to leverage its existing locations the Company seeks to raise additional cash through the sale of common stock.