Form 10QSB
period 2002-05-31
BUDGETHOTELS COM INC
filed 2002-07-15
CIK 1091938

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

                                                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2002: 15,213,224


================================================================================

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                       MAY 31, 2002 AND NOVEMBER 30, 2001

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      MAY 31        NOVEMBER 30
                                                       2002             2001
                                                   -----------      -----------
                                                   (UNAUDITED)
                                     ASSETS
  CURRENT ASSETS

      Accounts receivable, net                        $171,569         $141,432
      Accounts receivable - other                        2,918            4,175
      Advance to shareholder                            48,561           69,380
      Prepaid commissions                               20,775           25,387
                                                   -----------      -----------
        Total Current Assets                           243,823          240,374

PROPERTY AND EQUIPMENT (Net)                           141,891          158,291
                                                   -----------      -----------
TOTAL ASSETS                                          $385,714         $398,665
                                                   ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Cash overdraft                                 $    82,228      $   102,917
    Accounts payable & accrued expenses                 34,607           21,089
    Note payable - current portion                       3,832              --
    Lease payable                                        4,662            4,662
                                                   -----------      -----------
                                                       125,329          128,668

    Unearned revenue                                   352,316          287,084
                                                   -----------      -----------
        Total Current Liabilities                      477,645          415,752
                                                   -----------      -----------

LONG TERM LIABILITIES
     Leases payable                                      7,164              --
     Note payable                                       10,060            9,629
                                                   -----------      -----------
        Total long term liabilities                     17,224            9,629
                                                   -----------      -----------

Total liabilities                                      494,869          425,381
                                                   -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred stock; 1,000,000 shares
    authorized of $0.01 par value, no
    shares issued and outstanding
    Common Stock; 50,000,000 shares
    authorized of $0.001 par value,
    15,213,224 shares issued and
    outstanding                                         15,213           14,054
    Additional paid-in capital                       1,046,510          912,783
    Common Stock issued for prepaid expenses            (7,714)              --
    Accumulated deficit                             (1,163,164)        (953,553)
                                                   -----------      -----------

        Total Stockholders' Equity (Deficit)          (109,155)         (26,716)
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                          $   385,714      $   398,665
                                                   ===========      ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                        ENDED MAY 31                 ENDED MAY 31
                                   ----------------------     -----------------------
                                     2002          2001          2002          2001
                                   --------      --------     ---------      --------
REVENUE

    Net sales                      $145,417      $186,087     $ 318,023      $377,038
    Commission expense               15,798        32,767        49,696        61,089
                                   --------      --------     ---------      --------
           Gross profit             129,619       153,411       268,327       315,949
                                   --------      --------     ---------      --------

EXPENSES

    General and administrative      199,750       138,939       440,861       285,621
    Depreciation                     18,719         7,109        37,077        13,354
                                   --------      --------     ---------      --------
           Total Expenses           218,469       146,048       477,938       298,975
                                   --------      --------     ---------      --------

NET (LOSS) INCOME                  $(88,850)     $  7,363     $(209,611)     $ 16,974
                                   ========      ========     =========      ========

BASIC EARNINGS PER SHARE           $   0.00      $   0.00     $    0.00      $   0.00
                                   ========      ========     =========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     COMMON STOCK          ADDITIONAL
                                                                ---------------------        PAID-IN      ACCUMULATED
                                                                  SHARES        AMOUNT       CAPITAL        DEFICIT
                                                                ----------     -------     ----------     -----------
Balance, November 30, 2001                                      14,054,230     $14,054     $  912,783     $  (953,553)

Common stock issued for services at $0.06-$0.19 per
  share  (unaudited)                                             1,158,994       1,159        133,727              --

Net loss for the six months ended May 31, 2002 (unaudited)              --          --             --        (209,611)
                                                                ----------     -------     ----------     -----------

Balance, May 31, 2002 (unaudited)                               15,213,224     $15,213     $1,046,510     $(1,163,164)
                                                                ==========     =======     ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                       ENDED MAY 31,                ENDED MAY 31,
                                                                 ------------------------      -----------------------
                                                                    2002          2001           2002           2001
                                                                 ---------      ---------      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net (loss) income                                             $(88,850)      $  7,363      $(209,611)     $ 16,974
    Adjustments to reconcile net income to net cash used
    by operating activities:
        Depreciation                                                18,719          7,109         37,077        13,354
        Amortization of common stock issued for prepaid expenses     1,286             --          1,286            --
        Common stock issued for services                            63,411             --        100,326            --
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                   8,468          2,679        (28,880)       21,682
        Decrease in due from shareholder                             9,939             --         20,819            --
        Increase in deferred offering costs                             --        (18,500)            --       (18,500)
        (Increase) decrease in deposits and prepaid expenses        (2,992)           566          4,612       (23,836)
        Decrease in accounts payable                                 5,401         22,177         13,518        19,221
        Increase (decrease) in unearned revenue                      1,568        (42,083)        65,232       (76,914)
                                                                  --------       --------      ---------      --------
           Net Cash Provided (Used) by
              Operating Activities                                  16,950        (20,689)         4,379       (48,019)
                                                                  --------       --------      ---------      --------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchase of property and equipment                              (7,829)       (37,987)       (20,677)      (49,852)
                                                                  --------       --------      ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from cash overdraft                                     1,545         25,892        (20,689)       65,087
    Payments on leases payable                                      (1,256)                       (2,465)
    Note payable                                                        --             --         23,302            --
    Payments from Note payable                                      (9,410)            --         (9,410)           --
    Proceeds from sales of common stock                                            32,784         25,560        32,784
                                                                  --------       --------      ---------      --------
Net cash provided by Financing Activities                           (9,121)        58,676         16,298        97,871
                                                                  --------       --------      ---------      --------

NET INCREASE (DECREASE) IN CASH                                         --             --             --            --

CASH AT BEGINNING OF PERIOD                                             --             --             --            --
                                                                  --------       --------      ---------      --------
CASH AT END OF PERIOD                                             $     --       $     --      $      --      $     --
                                                                  ========       ========      =========      ========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
    Interest                                                      $    272             --       $    778            --
    Income taxes                                                        --             --             --            --

NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for
       services rendered                                          $ 63,411             --       $100,326            --
    Amortization of common stock issued for prepaid expenses      $  1,286             --       $  1,286            --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 2002 AND NOVEMBER 30, 2001

NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position results of operations and cash flows at May 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 20, 2001 audited financial statements. The results of operating for the six months ended May 31, 2002 are not necessarily indicative of the operating result for the full years.

NOTE 2 -- GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,163,164 at May 31, 2002, and has failed to produce positive cash flows from operations for the six months ended May 31, 2002, and the years ended November 30, 2001 and 2000, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission, and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 -- SUBSEQUENT EVENT

     To sustain operations, subsequent to May 31, 2002, the Company issued 461,942 shares in exercise of options, and for various consulting services at market rates.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2002 the Company issued the following common stock:

52,836 shares to a consultant between $0.08 - $0.11.

146,887 shares to a consultant between $0.09 - $0.10

150,000 shares to a consulting group at $0.10

45,555 shares for commissions between $0.09 - $0.10

10,000 shares to an employee exercising stock options at $0.10

100,000 shares for prepayment of rent at $0.10

297,786 shares for compensation and consulting services at $0.08


ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF MAY 31, 2002.

(i)  For the six month period ended May 31, 2002.

     Gross profit for the three month period ended May 31, 2002 was $129,619 compared to $138,708 for the three months ended February 28, 2002. However general and administrative expenses decreased by $41,361 ($199,750 vs. $241,111) to offset the decline in gross profit. Lower bad debts, consulting, and compensation expenses accounted for the expense reductions.

     Thus the Company's loss was $88,850 for the quarter ended May 31, 2002; compared to $120,761 for the three months ended February 28, 2002.

     The Company's loss includes in excess of $35,000 to enhance the web site, and to revise it's business plan. Additionally, all costs relating to the installation of nine advertising boards in February were expenses.

(ii) For the six months ended May 31, 2002 vs. six months ended May 31, 2001

The Company's decline in profitability mainly resulted from an increase in consulting and compensation expenses, as well as a decline in advertising revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft decreased by $20,689 from November 30, 2001, by funding settling certain expenses by the issuance of stock The Company expects to raise the necessary additional working capital to sustain operations until profitability is achieved from a combination of; reduction of expenses, settling certain liabilities through the issuance of stock, and possibly a private placement.