Form 10QSB
period 2002-08-31
BUDGETHOTELS COM INC
filed 2002-10-15
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26909

                                ----------------


                              BUDGETHOTELS.COM INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                  91-0179013
       (State or other jurisdiction                      (IRS Employer
     of incorporation or organization)              Identification Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2002: 15,921,876

================================================================================

                             BUDGETHOTELS.COM, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2002 AND NOVEMBER 30, 2001

                     BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      AUGUST 31        NOVEMBER 30
                                                                                         2002              2001
                                                                                     -----------       -----------
                                                                                     (UNAUDITED)
                                               ASSETS

CURRENT ASSETS

    Accounts receivable  (Net)                                                       $   132,872       $   141,432
    Other receivables                                                                      1,139             4,175
    Assets held for resale                                                                41,031                --
    Advance to shareholder                                                                55,191            69,380
    Prepaid expenses                                                                      25,305            25,387
                                                                                     -----------       -----------
        Total Current Assets                                                             255,538           240,374
PROPERTY AND EQUIPMENT (Net)                                                             129,492           158,291
                                                                                     -----------       -----------
        TOTAL ASSETS                                                                 $   385,030       $   398,665
                                                                                     ===========       ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Cash overdraft                                                                   $    83,448       $   102,917
    Accounts payable & accrued expenses                                                   31,119            21,089
    Shareholder loan                                                                      35,000                --
    Notes payable - current portion                                                        3,832                --
    Lease payable                                                                          5,710             4,662
    Unearned revenue                                                                     315,424           287,084
                                                                                     -----------       -----------
        Total Current Liabilities                                                        474,533           415,752
                                                                                     -----------       -----------

LONG TERM LIABILITIES
    Leases payable                                                                         4,814                --
    Note payable                                                                           8,440             9,629
                                                                                     -----------       -----------
        Total Long Term Liabilities                                                       13,254             9,629
                                                                                     -----------       -----------
           TOTAL LIABILITIES                                                             487,787           425,381
                                                                                     -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred Stock; 1,000,000 shares authorized at $0.01 par Value, no shares issued and outstanding.
    Common Stock;50,000,000 shares authorized at $0.001 par value,
       15,921,876 shares issued and outstanding for August 31, 2002 and
       14,054,230 for November 30, 2001                                                   15,922            14,054

    Additional paid-in capital                                                         1,107,230           912,783
    Common stock issued for prepaid expense                                               (3,859)               --
    Accumulated deficit                                                               (1,222,050)         (953,553)
                                                                                     -----------       -----------
        Total Stockholders' Equity (Deficit)                                            (102,757)          (26,716)
                                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                                 $   385,030       $   398,665
                                                                                     ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                         ENDED AUGUST 31                    ENDED AUGUST 31
                                                  ------------------------------     ------------------------------
                                                      2002              2001             2002              2001
                                                  ------------      ------------     ------------      ------------
REVENUE
    Net sales                                     $    210,266      $    192,465     $    528,289      $    569,503
    Commission expense                                  21,032            19,596           70,728            80,686
                                                  ------------      ------------     ------------      ------------
           Gross profit                                189,234           172,869          457,561           488,817

EXPENSES
    General and administrative                         228,799           160,079          669,660           445,700
    Depreciation                                        19,321             9,888           56,398            23,242
                                                  ------------      ------------     ------------      ------------
           Total Expenses                              248,120           169,967          726,058           468,942
                                                  ------------      ------------     ------------      ------------
NET INCOME (LOSS)                                 $    (58,886)     $      2,902     $   (268,497)     $     19,875
                                                  ============      ============     ============      ============
BASIC EARNINGS (LOSS) PER SHARE                   $      (0.00)     $       0.00     $      (0.02)     $       0.00
                                                  ============      ============     ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       15,378,593        13,675,762       14,965,964        13,571,944
                                                  ============      ============     ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 COMMON STOCK             ADDITIONAL
                                                        ----------------------------        PAID-IN       ACCUMULATED
                                                           SHARES           AMOUNT          CAPITAL         DEFICIT
                                                        -----------      -----------      -----------     -----------

Balance, November 30, 2001                               14,054,230      $    14,054      $   912,783     $  (953,553)

Common stock issued for cash at $0.10 (unaudited)           100,000              100            9,900              --

Common stock issued for services, deferred offering
  costs, and equipment at $0.05 to $0.19 per share
  (unaudited)                                             1,917,646            1,918          184,547              --

Common  stock cancelled and returned to treasury
  (unaudited)                                              (150,000)            (150)

Net (loss) for the nine months ended August 31,
  2002 (unaudited)                                               --               --               --        (268,497)
                                                        -----------      -----------      -----------     -----------
Balance, August 31, 2002 (unaudited)                     15,921,876      $    15,922      $ 1,107,230     $(1,222,050)
                                                        ===========      ===========      ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE NINE MONTHS
                                                                        ENDED AUGUST 31,
                                                                   -------------------------
                                                                      2002            2001
                                                                   ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $(268,497)      $  19,875
    Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
    Depreciation                                                      56,398          23,242
    Amortization of common stock issued for prepaid expenses           5,141              --
    Common stock issued for services, deferred
        offering costs                                               177,315          37,284
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                   (29,435)         58,356
        (Increase) decrease in due from shareholder                   14,189              --
        (Increase) decrease in deferred offering costs                    --         (18,500)
        (Increase) decrease in deposits and prepaid expenses              82         (27,726)
        Increase (decrease) in accounts payable and
            accrued expenses                                          10,030           1,058
        Increase (decrease) in unearned revenue                       28,340        (109,795)
                                                                   ---------       ---------
           Net Cash Provided (Used) by
              Operating Activities                                    (6,437)        (16,206)
                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                         (27,599)        (71,057)
                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Shareholder loans                                                 35,000              --
    Payments on leases payable                                        (3,767)             --
    Proceeds from notes payable                                       23,302              --
    Payments on n notes payable                                      (11,030)
    Proceeds from sales of common stock                               10,000           7,500
    Bank financing                                                   (19,469)         79,763
                                                                   ---------       ---------
           Net Cash Provided by
             Financing Activities                                     34,036          87,263
                                                                   ---------       ---------
NET INCREASE (DECREASE) IN CASH                                           --              --
CASH AT BEGINNING OF PERIOD                                               --              --
                                                                   ---------       ---------
CASH AT END OF PERIOD                                              $      --       $      --
                                                                   =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
    Interest                                                       $      --       $      --
    Income taxes                                                          --              --
NON-CASH FINANCING ACTIVITIES
    Common stock issued for services, deferred
        offering costs                                               177,315          37,284

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     BUDGETHOTELS.COM, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2002 AND NOVEMBER 30, 2001


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2002 and for all periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared from accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2001 audited financial statements, The result of operating for the nine months ended August 31, 2002 are not necessarily indicative of the operating result for the full year.

    NOTE 2 - GOING CONCERN

    The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,222,050 at August 31, 2002, and has failed to produce positive cash flows from operations for the nine months ended August 31, 2002, and the years ended November 30, 2001 and 2000, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

    NOTE 3 - ASSETS HELD FOR RESALE

    The Company has accepted items for resale as payment by customers for the accounts with the company. In following Accounting Principles Board (APB) Opinion No. 29 concerning non-monetary transactions, the Company has properly recognized the assets held for resale along with the corresponding revenues and the value given to the assets is the same amount in which the company would have received had they chosen to accept cash as payment.

    NOTE 4 - SUBSEQUENT EVENTS

    To sustain operations, subsequent to August 31, 2002, the Company issued 55,881 shares for various consulting services at market rates.

ITEM 1.      LEGAL PROCEEDINGS

    N/A

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the three months ended August 31, 2002, the Company issued the following common stock:

     72,404 shares to a consultant between $0.06 - $0.07

     40,000 shares to a consultant at $0.05

     111,150 shares to a consulting group between $0.05 - $0.07

     133,563 shares for commissions between $0.06 - $0.10

     100,000 shares for cash at $0.10

     250,000 shares for prepayment of rent between $0.07 - $0.10

     151,535 shares for compensation and consulting between $0.06 - $0.07

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      N/A

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      N/A

ITEM 5.      OTHER INFORMATION

      N/A

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

    The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF AUGUST 31, 2002.

(i)      For the three month period ended August 31, 2002.

         Net sales for the three month period ended August 31, 2002 were $210,266, compared to sales of $192,465 for the comparative three month period ended August 31, 2001 as a result of the acquisition of assets being held for resale.

         The Company had a net loss of $58,886 for the three month period ending August 31, 2002 compared to a net profit of $2,902 for the comparative period ended August 31, 2001 as a result of an increase in general and administrative expenses.

(ii)     For the nine month period ended August 31, 2002.

         Net sales for the six month period ended August 31, 2002 were $528,289, compared to sales of $569,503 for the comparative nine month period ended August 31, 2001 as a result of reduced advertising revenues.

         The Company had a net loss of $268,497 for the nine month period ending August 31, 2002 compared to a net profit of $19,875 for the comparative period ended August 31, 2001 as a result of an increase in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft decreased by $19,469 from November 30, 2001, by settling certain expenses by the issuance of stock. The Company expects to raise the necessary additional working capital to sustain operations until profitability is achieved from a combination of: reduction of expenses, settling certain liabilities through the issuance of stock and, possibly, a private placement.


RESULTS OF OPERATIONS

I)       SALES

         A breakdown of the net sales is as follows:

                                       FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                         ENDED AUGUST 31ST          ENDED AUGUST 31ST
                                      ----------------------      ----------------------
                                        2002          2001          2002          2001
                                      --------      --------      --------      --------
Internet travel web site revenue      $ 23,183      $ 16,257      $ 69,268      $ 51,257
Advertising display boards             142,159       171,503       404,885       510,729
Internet Kiosks and other               44,924         4,705        54,136         6,854
                                      --------      --------      --------      --------
                                      $210,266      $192,465      $528,289      $569,503
                                      ========      ========      ========      ========


Revenues from the Company's Internet travel based web sites increased for the three month period ended August 31, 2002 in the amount of $6,966 (i.e.) 43% compared to the three month period ending August 31, 2001 and an increase of $18,011 (i.e.) 35% for the nine month period ended August 31, 2002.

Revenues from the Company's advertising display boards have decreased for the three month period ended August 31, 2002 in the amount of $29,344 (i.e.) 16% compared to the three month period ending August 31, 2001 and a decrease of $105,844 (i.e.) 21% for the nine month period ended August 31, 2001.

II)      GROSS PROFIT MARGINS

         The Company's commission costs for the three month period ending August 31, 2002 were $21,031 or 10% of net sales compared to $19,596 or 10% of net sales for the comparative period, and as a result the Company's gross profit margins from operations amounted to 90% compared to a gross profit margin of 90% for the comparative period.

         Commission costs for the nine month period ending August 31, 2002 were $70,727 or 13% of net sales compared to $80,686 or 14% of net sales of the comparative period, and as a result the Company's gross profit margins from operations increased to 87% of sales compared to a gross profit margin of 86% for the comparative period. The increased gross profit margins are a result of reduced commissions paid on advertising boards renewals and no commissions paid on Internet web site revenue.

III)     GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses increased from $160,079 for the three month period ending August 31, 2001 to $176,322 for the comparative period ending August 31, 2002.

         General and administrative expenses increased from $445,700 for the nine month period ending August 31, 2001 to $617,183 for the comparative period ending August 31, 2002.

         The increase in the general and administrative expenses was primarily due to increased issuance of common stock for consulting services associated with development of the Company web sites.

IV)      INCOME (LOSS) FROM OPERATIONS

         As a result of the decreased advertising board revenue and increased general and administrative costs, the Company's net income decreased from a profit of $19,875 for the nine month period ending August 31, 2001 to a loss of $268,497 for the nine month period ending August 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUDGETHOTELS.COM INC.
                                           (registrant)



Date: OCTOBER 15, 2002                 By: /s/ William J. Marshall
                                           -------------------------------------
                                           William J. Marshall, Chief Executive
                                           Officer,  Treasurer,  Chief Financial
                                           Officer and a member of the Board of
                                           Directors.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Budgethotels.com Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I William
J. Marshall, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




By:  /s/ William J. Marshall
     --------------------------------------------
     William J. Marshall, Chief Executive Officer


Date: October 15, 2002