Form 10KSB
period 2002-11-30
BUDGETHOTELS COM INC
filed 2003-02-28
CIK 1091938

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended - November 30, 2002

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

Issuer's revenues for its most recent fiscal year.
      November 30, 2002 - $690,782.

The aggregate market value of the Common Stock held by non-affiliates is as follows: 7,865,281 shares at $0.10 for a total of $786,528.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: November 30, 2002 - 15,895,281 shares of Common Stock

Documents Incorporated by Reference:

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


Lease Agreement with Greyhound Lines, Inc.

     On October 2, 1997, a License Agreement (the "License Agreement") was executed between the Company and Greyhound Lines, Inc., a Delaware corporation ("Greyhound"). The License Agreement grants to the Company the sole right to install, operate and maintain wall-unit advertising displays with direct dial phones in Greyhound's leased bus terminal facilities. The License Agreement is effective beginning on February 15, 1998, and will continue in full force until February 15, 2003 (the "Initial Term"). After the Initial Term, the License Agreement may be renewable for two additional five-year terms. The agreement has been renewed for an additional five years, expiring on February 15, 2008.

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

     8. Issuance of Additional Shares. 34,104,719 shares of Common Stock or 68.21% of the 50,000,000 authorized shares of Common Stock of the Company are not issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than as described in this registration statement, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but not issued shares, would have the effect of diluting the interest of existing shareholders.

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


          Fiscal Quarter              High Bid[1]     Low Bid[1]
          --------------              -----------     ----------
          2002
               Fourth Quarter           $0.11          $0.05
               Third Quarter            $0.09          $0.04
               Second Quarter           $0.11          $0.05
               First Quarter            $0.22          $0.05

           2001
               Fourth Quarter           $0.15          $0.05
               Third Quarter            $0.20          $0.10
               Second Quarter           $0.18          $0.06
               First Quarter            $0.25          $0.03






[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     As of November 30, 2002, the Company has identified 482 holders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30, 2002.

The Company reports a net loss of $0.02 per share as compared to $0.01 per share in the prior year ended November 30, 2001. In dollar terms the net loss increased by $241,171 mainly due to increased management costs and the expensing of certain costs related to the development of the Company's web sites.

Sales for the year ended November 30, 2002 were $690,782, a decline of $22,225 or 3.12% from the year ended November 30, 2001. A decrease of $22,287 in advertising revenue was offset by an increase in internet revenues of $7,062. Commissions relating to the generation of advertising revenues increased by $18,907 as a result of the need to re-book hotels that canceled rather than renewed following the September 11, 2001 terror attacks. Re-bookings carry a higher commission rate than renewals.

The Company's general and administrative expenses increased materially ($191,925 or 29.34%). Most of these increased costs related to increased management costs and the development of the Company's web sites.

Non-cash charges relating to the depreciation of the Company's Property and Equipment also increased by $2,326.

The Company believes the changing demographics and travel patterns of its customer base offers significant opportunities to increase its core revenues, without materially increasing operating costs. The Company also intends to sell its less profitable operations for cash and is cautiously optimistic that profitability can be achieved.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash overdraft at November 30, 2002 is $99,790. Excluding items relating to the deferral of revenues and commissions, the Company had a working capital deficiency of $50,776 as compared to positive working capital of $86,319 at November 30, 2001. The adverse change in working capital compared to the prior year has resulted primarily from a reduction in accounts receivable of $42,499 and a reduction in advances to shareholder of $69,380 offset by an increase in assets held for resale of $38,084. The Company's accumulated deficit at November 30, 2002 was $1,297,201 as compared to $953,553 at November 30, 2001.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in accountants during the year ended November 30, 2002. In addition, there were no disagreements with accountants on accounting and financial disclosure.


 ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16 (a) OF THE EXCHANGE ACT.

          The following persons were directors and/or officers of the Company during the year ended November 30, 2002:

William J. Marshall, Chief Executive Officer, Chief Financial Officer and
Director:

          Mr. Marshall is a businessman who has spent many years developing the Company's business. Mr. Marshall has been a Director of the Company for * years, Chief Financial Officer for * years and Chief Executive Officer for * years. In addition, Mr. Marshall served as Company President for * years until being replaced September 15, 2002 by Mr.
          J. Lewis Dillman. Mr. Marshall is not a Director of any other public companies.

J. Lewis Dillman, President and Director.

          Mr. Dillman is a businessman involved in natural resource companies for the past thirteen years. Mr. Dillman became a Director, as well as President, of the Company on September 15, 2002. He is also a Director of two other publicly traded companies: Abington Ventures, Inc. and Zappa Resources Ltd. Both companies, publicly traded in Canada, are involved in gold exploration.

Ken Cloak, Former Director.

          Mr. Cloak is a commercial real estate sales person who served as a director until August 2002 at which time he retires and was temporarily replaced by William J. McLaws.

William J. M cLaws, Former Director.

          Mr. McLaws is a a businessman who served as a Director during the period between the resignation of Ken Cloak until September 15, 2000 at which time he was replaced by J. Lewis Dillman.

ITEM 10   EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                                                    Long Term
                                                                   Compensation
                                                            -------------------------
                               Annual Compensation                    Awards            Payouts
                        --------------------------------    -------------------------   --------
                                                                           Securities
                                                                           Underlying
Name and                                                     Restricted     Options/     LTIP         Other
Principle Position      Year    Salary     Bonus   Other    Stock Awards      SARs      Payouts    Compensation
------------------      ----   --------    -----   -----    ------------   ----------   --------   ------------
Wm. J Marshall          2002   $123,000     Nil     Nil          N/A           N/A        N/A             N/A
 CEO

J Lewis Dillman         2002    $12,500     Nil     Nil          N/A           N/A        N/A             N/A
 President

Ken Cloak               2002        Nil     Nil     Nil          N/A           N/A        N/A         $11,000
 Former Director



          Mr. Cloak received 100,000 144 Stock for services rendered.

ITEM 11 SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          As at November 30, 2002, the Company had 482 holders of record holding a total of 15,895,281 common shares. 7,585,889 shares (48%) are held by WJM Management Ltd, the principal of whom is Wm J. Marshall, the Company's CEO. No dividends have been declared and/or paid.

          The Company has no debt instruments and is planning no share offerings.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Except as noted in Item 11, above, there are no other related parties and there have been no transactions with related parties.

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

                                 C O N T E N T S


Independent Auditors' Report.................................................. 3

Consolidated Balance Sheet.................................................... 4

Consolidated Statements of Operations......................................... 6

Consolidated Statements of Stockholders' Equity (Deficit)..................... 7

Consolidated Statements of Cash Flows......................................... 8

Notes to the Consolidated Financial Statements................................ 9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Budgethotels Network, Inc. and Subsidiaries
Kelowna, British Columbia


We have audited the accompanying consolidated balance sheet of Budgethotels Network, Inc. and Subsidiaries as of November 30, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended November 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Budgethotels Network, Inc. and Subsidiaries as of November 30, 2002, and the consolidated results of their operations and their cash flows for the years ended November 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
February 17, 2003

                  BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS



                                                          November 30,
                                                              2002
CURRENT ASSETS
   Cash                                                $             --
   Accounts receivable (Note 2)                                  98,933
   Other receivables                                              1,674
   Assets held for resale (Note 12)                              38,084
   Prepaid commissions (Note 2)                                  29,073
                                                       ----------------
     Total Current Assets                                       167,764
                                                       ----------------
PROPERTY AND EQUIPMENT (Net) (Notes 2 and 3)                    130,620
                                                       ----------------
     TOTAL ASSETS                                      $        298,383
                                                       ================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                November 30,
                                                                    2002
CURRENT LIABILITIES
   Cash overdraft                                           $          99,790
   Accounts payable                                                    40,786
   Accrued expenses                                                     2,996
   Interest payable - related party (Note 11)                           1,151
   Leases payable - current portion (Note 8)                            9,298
   Note payable - current portion (Note 10)                             3,540
   Related party payable (Note 11)                                     31,906
   Unearned revenue (Note 2)                                          285,234
                                                            -----------------
     Total Current Liabilities                                        474,701
                                                            -----------------

LONG-TERM LIABILITIES

   Leases payable - noncurrent portion (Note 8)                         7,802
   Note payable - non current portion (Note 10)                         7,822
                                                            -----------------
     Total Long-Term Liabilities                                       15,624
                                                            -----------------
     TOTAL LIABILITIES                                                490,325
                                                            -----------------


COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)


   Preferred stock; 1,000,000 shares authorized of
   $0.01 par value, no shares issued and outstanding                      --
   Common stock; 50,000,000 shares authorized of
   $0.001 par value, 15,895,281 shares issued and
   outstanding                                                         15,895
   Additional paid-in capital                                       1,089,365
   Accumulated deficit                                             (1,297,201)
                                                            -----------------
     Total Stockholders' Equity (Deficit)                            (191,941)
                                                            -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $         298,384
                                                            =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                  For the Years Ended
                                                      November 30,
                                        ----------------------------------------
                                               2002                   2001
                                        ------------------    ------------------

REVENUE

   Net sales                            $         690,782     $         713,007
   Commission expense                              94,787                75,880
                                        -----------------     -----------------

     Gross Margin                                 595,995               637,127
                                        -----------------     -----------------
EXPENSES
   General and administrative                     845,973               654,048
   Bad debt                                        27,087                22,927
   Depreciation                                    56,233                53,907
                                        -----------------     -----------------
     Total Expenses                               929,293               730,882
                                        -----------------     -----------------
     Loss From Operations                        (333,298)              (93,755)
                                        -----------------     -----------------
OTHER EXPENSES
   Interest expense                               (10,350)               (8,722)
                                        -----------------     -----------------
     Total Other Expenses                         (10,350)               (8,722)
                                        -----------------     -----------------
NET LOSS                                $        (343,648)    $        (102,477)
                                        =================     =================
BASIC LOSS PER SHARE                    $           (0.02)    $           (0.01)
                                        =================     =================
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   15,100,994            13,635,534
                                        =================     =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)



                                              Common Stock                    Additional
                                           ----------------------------        Paid-in         Accumulated
                                              Shares           Amount          Capital           Deficit
                                           ------------     -----------      -----------     ------------

Balance, November 30, 2000                   13,214,000     $    13,214      $   834,171     $    (851,076)

Common stock issued for cash
   at $0.075 per share                          100,000             100            7,400                --

Common stock issued for
   services at an average of $0.10
   per share                                    527,780             528           52,250                --

Common stock issued for
   assets at an average of
   $0.09 per share                              212,450             212           18,962                --

Net loss for the year ended
 November 30, 2001                                   --              --               --          (102,477)
                                           ------------     -----------    -------------     -------------
Balance, November 30, 2001                   14,054,230          14,054          912,783          (953,553)

Common stock issued for cash
 at $0.10 per share                             100,000             100            9,900                --

Common stock issued for services
 at an average of $0.10 per share             1,741,051           1,741          166,682                --

Net loss for the year ended
 November 30, 2002                                   --              --               --          (343,648)
                                           ------------     -----------    -------------     -------------
Balance, November 30, 2002                   15,895,281     $    15,895    $   1,089,365     $  (1,297,201)
                                           ============     ===========    =============     =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                            For the Years Ended
                                                                                 November 30,
                                                                     -----------------------------------
                                                                           2002                  2001
                                                                     --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $    (343,648)        $   (102,477)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation                                                           56,233               53,907
     Bad debt                                                               27,087               22,927
     Common stock issued for services                                      168,423               52,778
   Changes in assets and liabilities
     (Increase) decrease in accounts receivable                            (30,449)              40,924
     (Increase) decrease in assets held for resale                           7,777                   --
     (Increase) decrease in prepaids and other receivables                  68,195              (20,241)
     Increase (decrease) in accounts payable                                22,352                1,554
     Increase (decrease) in accrued expenses                                 1,492                2,655
     Increase (decrease) in unearned revenue                                (1,850)             (70,268)
                                                                     -------------         ------------
       Net Cash (Used) by Operating Activities                             (24,388)             (18,241)
                                                                     -------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of subsidiary                                                       --               (3,686)
   Purchase of property and equipment                                      (18,223)             (58,468)
                                                                     -------------         ------------
       Net Cash (Used) in Investing Activities                             (18,223)             (62,154)
                                                                     -------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Change in cash overdraft                                                 (3,127)              75,383
   Proceeds from related party payable                                      31,906                   --
   Proceeds from note payable                                               14,645                   --
   Payments on note payable                                                 (3,283)                  --
   Payments on leases payable                                               (7,530)              (2,488)
   Proceeds from sales of common stock                                      10,000                7,500
                                                                     -------------         ------------
       Net Cash Provided by Financing activities                            42,611               80,395
                                                                     -------------         ------------
NET DECREASE IN CASH                                                            --                   --

CASH AT BEGINNING OF YEAR                                                       --                   --
                                                                     -------------         ------------
CASH AT END OF YEAR                                                  $          --         $         --
                                                                     =============         ============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR
   Interest                                                          $          --         $        983
   Income taxes                                                      $          --         $         --

NON-CASH INVESTING AND FINANCING ACTIVITIES
   Common stock issued for services rendered                         $     168,423         $     52,788
   Common stock issued for assets                                    $          --         $     19,174
   Fixed assets acquired through capital leases                      $      10,339         $     16,779
   Fixed assets acquired through assumption of liabilities           $          --         $     15,509
   Assets held for resale acquired through barter transaction        $      45,861         $         --





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

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


                                                               Useful
                              Description                      Lives
                     -------------------------------    --------------------
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

          c.   Accounts Receivable

          Accounts receivable are shown net of the allowance for doubtful accounts of $ 13,809 at November 30, 2002.

          d.   Provision For Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          d.   Provision For Taxes (Continued)

          Net deferred tax assets consist of the following components as of November 30, 2002 and 2001:

                                                     2002               2001
                                              --------------      --------------
          Deferred tax assets:
            NOL Carryover                     $      232,197      $      136,203
                                              --------------      --------------
                                                     232,197             136,203

          Deferred tax liabilities:                       --                  --

          Valuation allowance                       (232,197)           (136,203)
                                              --------------      --------------
          Net deferred tax asset              $           --      $           --
                                              ==============      ==============

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended November 30, 2002 and 2001 due to the following:

                                                     2002               2001
                                              --------------      --------------
          Book income                         $     (126,955)     $      (36,735)
          Stock for services/Options expense          65,685              20,585
          Depreciation                                (3,805)              1,254
          Meals & Entertainment                          175                  10
          Other                                           --              (4,000)
          Valuation allowance                         64,900              18,886
                                              --------------      --------------
                                              $           --      $           --
                                              ==============      ==============

          At November 30, 2002, the Company had net operating loss carryforwards of approximately $580,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          e.   Principles of Consolidation

          The consolidated financial statements include those of Budgethotels Network. and its wholly-owned subsidiaries, Info Center, Inc, R403 and Internet2U.net, Inc.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          All material intercompany accounts and transactions have been eliminated.

          f.   Cash Equivalents

          For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

          g.   Basic Loss Per Share

                                        For the Year Ended
                                         November 30, 2002
                                     ---------------------------
                                            (Denominator)
                                              Weighted
                          (Numerator)          Average           Basic
                             Loss             Number of         Loss Per
                           Amounts              Shares            Share
                          ------------      -------------      ----------
                          $  (343,648)        15,100,994       $    (0.02)
                          ===========       ============       ==========

                                        For the Year Ended
                                         November 30, 2001
                                     ---------------------------
                                            (Denominator)
                                              Weighted
                          (Numerator)          Average           Basic
                             Loss             Number of         Loss Per
                           Amounts              Shares            Share
                          ------------      -------------      ----------

                          $   (102,477)       13,635,534       $   (0.01)
                          ============       ============      =========

          The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements. Common stock equivalents are not presented as they are antidilutive in nature.

          h.   Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i.   Revenue Recognition

          The Company's revenues are derived principally from the sale of advertisements located in bus and train terminals. The Company amortizes revenues over the life of the contract with the customer which range from three months to one year. Deferred revenue primarily comprises billings in excess of recognized revenue and payments received in advance of revenue recognition.

          The Company pays commissions to its sales people in full from the initial sales proceeds. The commissions are capitalized as a prepaid expense and amortized over the estimated life of the contracts. Prepaid commissions at November 30, 2002 were $29,073.

          The Company also earns revenue through the sale of hotel reservations. This is a commission the Company receives as it facilitates the booking of hotel rooms at various places through the Company's website. Deferred revenues reflect the amounts that are associated with reservations that have been made, through the Company's website, for dates after the fiscal year end of November 30, 2002.

          In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction.


          j.   Newly Issued Accounting Pronouncements

          In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

          In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j.   Newly Issued Accounting Pronouncements (Continued)

          In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment, at cost, consists of the following:

                                                              November 30,
                                                                  2002
                                                           -----------------

                  Advertising boards                       $         137,929
                  Office furniture and equipment                      49,907
                  Computer software                                    4,837
                  Website                                            109,209
                  Computers                                           36,704
                  Leasehold improvements                              12,714
                                                           -----------------
                                                                     351,300
                  Accumulated depreciation                          (220,680)
                                                           -----------------

          Net property and equipment                       $         130,620
                                                           =================

          Depreciation expense for the years ended November 30, 2002 and 2001 was $56,233 and $53,907, respectively.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          On November 1, 2002, the Company entered into a new employment agreement with the Company's president. The terms of the new agreement are that the Company's president is to be paid on a commission basis. The Company president is to receive 10% of all cash brought in that the Company receives from revenue. The terms of this contract do not have an expiration date.

          In July 2000, the Company entered into an agreement for consulting services. The agreement runs from July 1, 2000 through October 31, 2003. The monthly payment for the consulting agreement is $1,000.

          The Company leases certain office equipment used in their operations under non-cancelable operating leases. The lease terms expire beginning in January 2003 and ending in November 2003. The monthly rental payment for the leases is $790.

          The Company leases office space located in Kelowna, British Columbia on a month-to-month basis. The monthly lease payment on the office is $732.

          Minimum future payments on the leases and contracts as of November 30, 2002 are as follows:

                       Year Ended
                      November 30,                     Amount
                    --------------               ------------------
                       2003                      $          16,321
                                                 =================

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

NOTE 6 -  COMMON STOCK

          On July 5, 2002, the Company sold 100,000 shares of its common stock for cash at $0.10 per share, for a total of $10,000.

          During the year ended November 30, 2002, the Company issued 1,741,051 S-8 registered shares for services rendered at an average of $0.10 per share for a total of $168,423.

          On October 1, 2001, the Company issued 108,900 shares of common stock for assets at $0.10 per share, for a total of $10,890.

          On October 1, 2001, the Company issued 27,780 shares of common stock for services at $0.10 per share, for a total of $2,778.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

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


                                                        For the Years Ended
                                                           November 30,
                                                       ---------------------------
                                                          2002             2001
                                                       -------------   -----------
          Net loss:
              As reported                              $   (343,648)   $   102,477)
              Pro Forma                                $   (343,648)   $  (103,538)

          Net loss per share:
              As reported                              $      (0.02)   $     (0.01)
              Pro Forma                                $      (0.02)   $     (0.01)

          A summary of the status of the stock options outstanding as of November 30.


                                                            2002                          2001
                                                   -------------------------  -----------------------------
                                                                Weighted                       Weighted
                                                                Average                        Average
                                                                Exercise                      Exercise
                                                    Shares        Price         Shares          Price
                                                   ---------    ------------  -----------  ----------------
          Outstanding at beginning of year         1,400,000    $  0.02         1,601,250      $   0.26
          Granted                                  1,442,120       0.08           100,000          0.08
          Exercised                               (1,442,120)      0.08                --            --
          Forfeited                                 (400,000)      0.25          (301,250)         0.25
                                                  ----------                  -----------
          Outstanding at end of year               1,000,000       0.26         1,400,000          0.22
                                                  ==========                  ===========

          Exercisable at end of year               1,000,000                    1,000,000
                                                  ==========                  ===========
          Weighted-average fair value per
            option of options granted during
            the year                                            $  0.08                        $   0.08


                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 7 -  DILUTIVE INSTRUMENTS (Continued)

          a.   Stock Options (Continued)

          A further summary about fixed options outstanding at November 30, 2002 is as follows:

                                                Options Outstanding                   Options Exercisable
                              --------------------------------------------------      -------------------
                                                  Weighted-
                                                   Average       Weighted-                      Weighted-
                                                  Remaining       Average                        Average
                   Exercise         Number       Contractual     Exercise         Number        Exercise
                    Prices        Outstanding       Life           Price        Exercisable      Price
                 -------------  -------------  -------------   -------------  ---------------   -----------
                 $        0.08        100,000     1.4 years    $        0.08        100,000     $      0.08
                          0.25        800,000     0.5 years             0.25        800,000            0.25
                          0.50        100,000     2.0 years             0.50        100,000            0.50
                                -------------                                 -------------
                  0.08 to 0.50      1,000,000     2.8 years             0.22      1,000,000            0.21
                                =============                                 =============

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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 8 - LEASES PAYABLE

          Lease payable at November 30, 2002 consisted of the following:

          Lease payable to Qualica Financial Group, bearing 16.49% interest, due
          April 1, 2004, monthly payments of $296, secured by fixed assets.                     $            4,220

              Lease payable to Qualica Financial Group, bearing 12.80% interest, due August 1, 2004, monthly payments of $276, secured
               by fixed assets.                                                                              4,953

              Lease payable to Qualica Financial Group, bearing 15.50% interest, due February 1, 2005, monthly payments of $361, secured by
                fixed assets                                                                                 7,927
                                                                                                ------------------
                     Total                                                                                  17,100
                                                                                                ------------------
                     Less current maturities                                                                 9,298
                                                                                                ------------------

                     Long-term debt                                                             $            7,802
                                                                                                ==================

          Aggregate maturities required on long-term debt at November 30, 2002 are as follows:

                     Year                                                                          Amount
                     -----                                                                -------------------
                     2003                                                                  $            9,298
                     2004                                                                               7,446
                     2005                                                                                 356
                                                                                           ------------------

                     Total                                                                 $           17,100
                                                                                           ==================

NOTE 9 -  GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,297,201 at November 30, 2002 and has failed to produce positive cash flows from operations for the years ended November 30, 2002 and 2001, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           November 30, 2002 and 2001

NOTE 10-  NOTE PAYABLE

          Note payable to Canada Trust, due January 31, 2006, Canada Trust prime
          rate plus 2% interest, monthly payments of $309, unsecured.                             $    11,362
                                                                                                  -----------
          Total                                                                                        11,362
          Less current maturities                                                                       3,540
                                                                                                  -----------
          Long-term debt                                                                                7,822
                                                                                                  ===========

          Aggregate maturities required on long-term debt at November 30, 2002 are as follows:

                            Year                                                                      Amount
                         ----------                                                               ------------
                            2003                                                                 $       3,540
                            2004                                                                         3,768
                            2005                                                                         4,054
                                                                                                 -------------
                            Total                                                                $      11,362
                                                                                                 =============

NOTE 11-  RELATED PARTY PAYABLE

          A shareholder of the Company advanced $25,000 to the Company, interest is imputed at 8.00% and is due on demand at November 30, 2002, the Company had accrued $822 of interest.

          A shareholder of the Company advanced $6,906 to the Company, interest is imputed at 8.00% and is due on demand at November 30, 2002, the Company had accrued $329 of interest.

NOTE 12-  ASSETS HELD FOR RESALE

          Assets held for resale consist of hotel rooms which the Company took as payment for advertising contracts. The Company intends to sell the hotel rooms on their website. The value of the hotel rooms at November 30, 2002 was $38,084. See Note 2 (i) for a discussion of the Company's accounting for Barter transactions.


NOTE 13-  SUBSEQUENT EVENTS

          The Company has issued 47,790 shares of common stock for services rendered at an average of $0.09 per share for a total of $4,652.

          The Company has sold one of its domain names for $50,000. The Company president is to receive 10% of the proceeds as per the Company's president employment agreement.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report of BudgetHotels Network, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, William J. Marshall, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated this 28 day of February, 2003.


                                              /s/ William J. Marshall
                                              ----------------------------------
                                              (Signor)
                                              Chief Executive Officer and
                                              Chief Financial Officer

                                  CERTIFICATION


     I, William J. Marshall, certify that:

1. I have reviewed this annual report on Form 10-KSB of BudgetHotels Network, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated this 28 day of February, 2003.


                                             /s/ William J. Marshall
                                             Principal Executive Officer and
                                             Principal Financial Officer