Form 10QSB
period 2003-02-28
BUDGETHOTELS COM INC
filed 2003-04-14
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-26909

                                ----------------

                            BUDGETHOTELS NETWORK INC.
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2003: 16,327,323

================================================================================

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 2003 AND NOVEMBER 30, 2002

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   FEBRUARY 28      NOVEMBER 30
                                                                                                      2003             2002
                                                                                                   -----------      -----------
                                                                                                    (UNAUDITED)     (AUDITED)
                                               ASSETS

CURRENT ASSETS
    Accounts receivable (Net)                                                                      $    87,317      $    96,933
    Other receivables                                                                                    1,846            1,674
    Assets held for resale                                                                              40,684           38,084
    Prepaid expenses                                                                                    31,845           29,073
                                                                                                   -----------      -----------
        Total Current Assets                                                                           161,692          167,764

PROPERTY AND EQUIPMENT (Net)                                                                           123,487          130,620
                                                                                                   -----------      -----------
        TOTAL ASSETS                                                                               $   285,179      $   298,384
                                                                                                   ===========      ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Cash overdraft                                                                                 $    79,769      $    99,790
    Accounts payable                                                                                    34,803           40,786
    Accrued expenses                                                                                     1,208            2,996
    Interest payable - related party                                                                     1,780            1,151
    Lease payable - current portion                                                                      9,296            9,298
    Notes payable - current portion                                                                      5,385            3,540
    Related party payable                                                                               31,906           31,906
    Unearned revenue                                                                                   271,651          285,234
                                                                                                   -----------      -----------
        Total Current Liabilities                                                                      435,798          474,701
                                                                                                   -----------      -----------
LONG TERM LIABILITIES

    Leases payable                                                                                       5,616            7,802
    Note payable                                                                                        13,965            7,822
                                                                                                   -----------      -----------
        Total Long Term Liabilities                                                                     19,581           15,624
                                                                                                   -----------      -----------
           TOTAL LIABILITIES                                                                           455,379          490,325
                                                                                                   -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred Stock; 1,000,000 shares authorized at $0.01 par Value, no shares issued and outstanding. Common Stock;50,000,000 shares authorized at $0.001 par value, 16,327,328 shares issued and outstanding for February 28, 2003
    and 15,895,281 for November 30, 2002                                                                16,327           15,895

    Additional paid-in capital                                                                       1,121,962        1,089,365
    Accumulated deficit                                                                             (1,308,489)      (1,297,201)
                                                                                                   -----------      -----------
        Total Stockholders' Equity (Deficit)                                                          (170,200)        (191,941)
                                                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                               $   285,179      $   298,384
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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                    ENDED FEBRUARY 28
                                                              ------------------------------
                                                                  2003              2002
                                                              -----------      ------------
REVENUE
    Net sales                                                 $    218,065      $    188,362
    Commission expense                                              41,220            33,898
                                                              ------------      ------------
           Gross profit                                            176,845           154,464
EXPENSES
    General and administrative                                     167,596           256,867
    Depreciation                                                    20,537            18,358
                                                              ------------      ------------

           Total Expenses                                          188,133           275,225
                                                              ------------      ------------
NET LOSS                                                      $    (11,288)     $   (120,761)
                                                              ============      ============
BASIC LOSS PER SHARE                                          $      (0.00)     $      (0.01)
                                                              ------------      ------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                   16,991,596        14,278,906
                                                              ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                     COMMON STOCK              ADDITIONAL
                                                               ---------------------------      PAID-IN       ACCUMULATED
                                                                 SHARES          AMOUNT         CAPITAL         DEFICIT
                                                               -----------     -----------     -----------     -----------
Balance, November 30, 2002                                      15,895,281     $    15,895     $ 1,089,365     $(1,297,201)
Common stock issued for services at $0.06 to $0.10 per
share                                                              332,042             332          24,697
Common stock issued for fixed assets at 0.08 per share             100,000             100           7,900
Net (loss) for the three months ended February 28, 2003               --              --              --           (11,288)
                                                               -----------     -----------     -----------     -----------
Balance, February 28, 2003                                      16,327,323     $    16,327     $ 1,121,962     $(1,308,489)
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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                     ENDED FEBRUARY 28,
                                                                  ------------------------
                                                                     2003          2002
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $ (11,288)    $(120,761)
    Adjustments to reconcile net income (loss) to net cash
    used by operating activities:                                    20,537        18,358
    Depreciation                                                     25,029        36,915
    Common stock issued for services                                  4,081
    Bad debts expense
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                    3,440       (37,348)
        (Increase) decrease in assets held for resale                 1,495            --
        (Increase) decrease in due from shareholder                      --        10,880
        (Increase) decrease in  prepaids and other receivables       (2,944)        7,604
        Increase (decrease) in accounts payable                      (5,985)        8,117
        Increase (decrease) in accrued expense                       (1,159)         --
        Increase (decrease) in unearned revenue                     (13,583)       63,664
                                                                   --------      --------
         Net Cash Provided (Used) by Operating Activities            19,623       (12,571)
                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        (5,404)      (12,848)
                                                                   --------      --------
        Net Cash Provided (Used) by Operating Activities             (5,404)      (12,848)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on cash overdraft                                         (10,820)      (22,234)
    Payment on notes payable                                         (1,213)           --
    Payments on leases payable                                       (2,186)       (1,209)
    Proceeds from sales of common stock                                  --        25,560
                                                                   --------      --------
      Net Cash Provided by Financing Activities                     (14,219)       25,419
                                                                   --------      --------
NET INCREASE (DECREASE) IN CASH                                          --            --
CASH AT BEGINNING OF PERIOD                                              --            --
                                                                   --------      --------
CASH AT END OF PERIOD                                             $      --     $      --
                                                                   ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
    Interest                                                      $     613     $     506
    Income taxes                                                         --            --
NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for services                  $  25,029     $  32,915
    Common stock and options issued for assets                        8,000            --
    Assets held for resale                                            4,095            --
    Refinancing of cash overdaft                                      9,201            --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     FEBRUARY 28, 2003 AND NOVEMBER 30, 2002


NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared from accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2002 audited financial statements, The result of operating for the three months ended February 28, 2003 are not necessarily indicative of the operating result for the full year.

NOTE 2 -- GOING CONCERN

     The Company's condensed consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,222,050 at August 31, 2002, and has failed to produce positive cash flows from operations for the three months ended February, 2003, and the years ended November 30, 2002 and 2001, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 -- ASSETS HELD FOR RESALE

     Assets held for resale consist of hotel rooms which the Company took as payment for advertising contracts. The Company intends to sell the hotel rooms on their website. The value of the hotel rooms at February 28, 2003 was $40,684.

NOTE 4 -- SUBSEQUENT EVENTS

     To sustain operations, subsequent to February 28, 2003, the Company issued 613,184 shares for various consulting services at market rates.

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended February 28, 2003, the Company issued 432,403 common shares for services rendered at prices ranging between $0.06 and $0.10 per share for a total of $25,029.

ITEM 3. CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of this evaluation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     Subsequent to February 28, 2003, Mr. J. Lewis Dillman resigned as president and director of the Company in order to devote more time to his other business interests.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF FEBRUARY 28, 2003.

     Net sales for the three month period ended February 28, 2003 were $218,065, compared to sales of $188,362 for the comparative three month period ended February 28, 2002 as a result of the sale of one of the Company's domain names.

     The Company had a net loss of $11,288 for the three month period ending February 28, 2003 compared to a net profit of $120,761 for the comparative period ended February 28, 2002 as a result of a significant decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash overdraft decreased by $20,020 November 30 2002, by settling certain expenses by the issuance of stock. The Company expects to raise the necessary additional working capital to sustain operations until profitability is achieved from a combination of: reduction of expenses, settling certain liabilities through the issuance of stock and, possibly, a private placement.

RESULTS OF OPERATIONS

i)   SALES

     A breakdown of the net sales is as follows:

                                                         FOR THE THREE MONTHS
                                                            ENDED FEBRUARY
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------
Internet travel web site revenue                        $ 32,069      $ 10,548
Advertising display boards                               133,562       173,670
Sale of domain name                                       49,500            --
Internet Kiosks and other                                  5,934         4,144
                                                        --------      --------
                                                        $218,065      $188,362
                                                        ========      ========

     Revenues from the Company's Internet travel based web sites increased for the three month period ended February 28, 2003 in the amount of $21,521 (i.e.) 204% compared to the three month period ending February 28, 2002.

     Revenues from the Company's advertising display boards have decreased for the three month period ended February 28, 2003 in the amount of $29,344 (i.e.) 16% compared to the three month period ending February 28, 2002.

ii)  GROSS PROFIT MARGINS

     The Company's commission costs for the three month period ending February 28, 2003 were $41,220 or 19% of net sales compared to $33,898 or 18% of net sales for the comparative period, and as a result the Company's gross profit margins from operations amounted to 81% compared to a gross profit margin of 82% for the comparative period.

iii) GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's general and administrative expenses decreased from $256,867 for the three month period ending February 28, 2002 to $167,596 for the comparative period ending February 28, 2002.

     The decrease in the general and administrative expenses was primarily due to a streamlining of the Company's operations.

iv)  INCOME (LOSS) FROM OPERATIONS

     As a result of the sale of one of the Company's domain names and decreased general and administrative costs, the Company's net loss decreased from $120,781 for the three month period ending February 28, 2003 to $11,288 for the three month period ending February 28, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BUDGETHOTELS.COM INC.
                                     -   (registrant)



Date: APRIL 14, 2003                 By: /s/ William J. Marshall
                                         -----------------------
                                         William J. Marshall,
                                         Chief Executive Officer, President,
                                         Treasurer, Chief Financial Officer and
                                         a member of the Board of Directors.

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

By:  /s/ William J. Marshall
     ----------------------------------------------
     William J. Marshall, Chief Executive Officer

Date: April 14, 2003

                                  CERTIFICATION

     I, William J. Marshall, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of BudgetHotels Network. Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors, and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of April, 2003.


                                            /s/ William J. Marshall
                                            ------------------------------------
                                            Principle Executive Officer, and
                                            Principle Financial Officer