Form 10QSB/A
period 2003-02-28
BUDGETHOTELS COM INC
filed 2003-04-15
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

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

     The Company had a net loss of $11,288 for the three month period ending February 28, 2003 compared to a net loss of $120,761 for the comparative period ended February 28, 2002 as a result of a significant decrease in general and administrative expenses.

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