Form 10QSB/A
period 2003-02-28
BUDGETHOTELS COM INC
filed 2003-04-16
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                 FORM 10-QSB/A
                               (Amendment No. 2)


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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                     ENDED FEBRUARY 28,
                                                                  ------------------------
                                                                     2003          2002
                                                                  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $ (11,288)    $(120,761)
    Adjustments to reconcile net income (loss) to net cash
    used by operating activities:                                    20,537        18,358
    Depreciation                                                     25,029        36,915
    Common stock issued for services                                  4,081
    Bad debts expense
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                    3,440       (37,348)
        (Increase) decrease in assets held for resale                 1,495            --
        (Increase) decrease in due from shareholder                      --        10,880
        (Increase) decrease in  prepaids and other receivables       (2,944)        7,604
        Increase (decrease) in accounts payable                      (5,985)        8,117
        Increase (decrease) in accrued expense                       (1,159)         --
        Increase (decrease) in unearned revenue                     (13,583)       63,664
                                                                   --------      --------
         Net Cash Provided (Used) by Operating Activities            19,623       (12,571)
                                                                   --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        (5,404)      (12,848)
                                                                   --------      --------
        Net Cash Provided (Used) by Operating Activities             (5,404)      (12,848)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on cash overdraft                                         (10,820)      (22,234)
    Payment on notes payable                                         (1,213)           --
    Payments on leases payable                                       (2,186)       (1,209)
    Proceeds from sales of common stock                                  --        25,560
                                                                   --------      --------
      Net Cash Provided by Financing Activities                     (14,219)       25,419
                                                                   --------      --------
NET INCREASE (DECREASE) IN CASH                                          --            --
CASH AT BEGINNING OF PERIOD                                              --            --
                                                                   --------      --------
CASH AT END OF PERIOD                                             $      --     $      --
                                                                   ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
    Interest                                                      $     613     $     506
    Income taxes                                                         --            --
NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for services                  $  25,029     $  32,915
    Common stock and options issued for assets                        8,000            --
    Assets held for resale                                            4,095            --
    Refinancing of cash overdraft                                     9,201            --

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

RESULTS OF OPERATIONS

i)   SALES

     A breakdown of the net sales is as follows:

                                                         FOR THE THREE MONTHS
                                                           ENDED FEBRUARY 28
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------
Internet travel web site revenue                        $ 32,069      $ 10,548
Advertising display boards                               130,562       173,670
Sale of domain name                                       49,500            --
Internet Kiosks and other                                  5,934         4,144
                                                        --------      --------
                                                        $218,065      $188,362
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