Form 10QSB
period 2003-05-31
BUDGETHOTELS  NETWORK  INC
filed 2003-07-15
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-26909

                                ----------------

                            BUDGETHOTELS NETWORK INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEVADA                                            91-0179013
---------------------------------                         ----------------------
   (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification Number)

                              1449 ST. PAUL STREET
                                    SUITE 202
                        KELOWNA, BRITISH COLUMBIA V1Y 2ES
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (205) 868-1171
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X] No [ ]

777

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of May 31, 2003:    17,495,566

================================================================================

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       MAY 31, 2003 AND NOVEMBER 30, 2002

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31      NOVEMBER 30
                                                                        2003          2002
                                                                    -----------    -----------
                                                                    (UNAUDITED)     (AUDITED)
                                     ASSETS

CURRENT ASSETS

    Accounts receivable  (Net)                                      $    87,932    $    98,933
    Other receivables                                                     1,641          1,674
    Assets held for resale                                               42,785         38,084
    Prepaid expenses                                                     30,648         29,073
                                                                    -----------    -----------
        Total Current Assets                                            163,006        167,764

PROPERTY AND EQUIPMENT (Net)                                            107,354        130,620
                                                                    -----------    -----------
        TOTAL ASSETS                                                $   270,360    $   298,384
                                                                    ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Cash overdraft                                                  $    65,430    $    99,790
    Accounts payable                                                     32,715         40,786
    Accrued expenses                                                      1,225          2,996
    Interest payable - related party                                      2,423          1,151
    Lease payable - current portion                                       9,298          9,298
    Notes payable - current portion                                       3,540          3,540
    Related party payable                                                31,906         31,906
    Unearned revenue                                                    242,262        285,234
                                                                    -----------    -----------
        Total Current Liabilities                                       388,799        474,701
                                                                    -----------    -----------

LONG TERM LIABILITIES
    Leases payable                                                        3,347          7,802
    Note payable                                                         20,839          7,822
                                                                    -----------    -----------
        Total Long Term Liabilities                                      24,186         15,624
                                                                    -----------    -----------
           TOTAL LIABILITIES                                            412,985        490,325
                                                                    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock; 1,000,000 shares authorized at $0.01 par
    Value, no shares issued and outstanding.
    Common Stock;50,000,000 shares authorized at $0.001 par value,
    17,495,566 shares issued and outstanding for May 31, 2003 and
    15,895,281 for November 30, 2002.                                    17,496         15,895

    Additional paid-in capital                                        1,208,805      1,089,365
    Accumulated deficit                                              (1,368,926)    (1,297,201)
                                                                    -----------    -----------
        Total Stockholders' Equity (Deficit)                           (142,625)      (191,941)
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                $   270,380    $   298,384
                                                                    ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                           ENDED MAY 31                 ENDED MAY 31
                                                     -------------------------    ------------------------
                                                        2003           2002          2003          2002
                                                     ----------     ----------    ----------    ----------
REVENUE
    Net sales                                        $  169,941     $  145,417    $  388,006    $  318,023
    Commission expense                                   38,990         15,798        80,210        49,696
                                                     ----------     ----------    ----------    ----------
           Gross profit                                 130,951        129,619       307,796       268,327
                                                     ----------     ----------    ----------    ----------
EXPENSES
    General and administrative                          171,045        199,750       338,641       440,861
    Depreciation                                         20,343         18,719        40,880        37,077
                                                     ----------     ----------    ----------    ----------
           Total Expenses                               191,388        218,469       379,521       477,938
                                                     ----------     ----------    ----------    ----------
NET (LOSS) INCOME                                    $  (60,437)    $  (88,850)   $  (71,725)   $ (209,611)
                                                     ==========     ==========    ==========    ==========
BASIC LOSS PER SHARE                                 $    (0.00)    $    (0.00)   $    (0.00)   $    (0.01)
                                                     ==========     ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        16,641,001     14,656,917    16,474,497    14,278,906
                                                     ==========     ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      COMMON STOCK        ADDITIONAL
                                                               -------------------------    PAID-IN    ACCUMULATED
                                                                 SHARES        AMOUNT       CAPITAL      DEFICIT
                                                               ----------     -------     ----------   -----------
Balance, November 30, 2002                                     15,895,281     $15,895     $1,089,365   $(1,297,201)

Common  stock issued for services at $0.06 to $0.10 per
  share  (unaudited)                                           1 ,450,285       1,451        107,590            --
Common  stock  issued  for  fixed  assets  at 0.08  per
  share  (unaudited)                                              150,000         150         11,850            --
Net (loss) for the six months ended
  May 28, 2003  (unaudited)                                            --          --             --       (71,725)
                                                               ----------     -------     ----------   -----------
Balance, May 31, 2003                                          17,495,566     $17,496     $1,208,805   $(1,368,926)
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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE SIX MONTHS
                                                                       ENDED MAY 31,
                                                                  ---------------------
                                                                    2003         2002
                                                                  --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                    $(71,725)   $(209,611)
    Adjustments to reconcile net (loss) to net cash
    Used by operating activities:
    Depreciation                                                    40,880       37,077
    Amortization of common stock issued for prepaid expense             --        1,286
    Common stock issued for services                               109,041      100,326
    Bad debts expense                                                4,081           --
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                      29      (28,880)
        (Increase) decrease in assets held for resale                2,190           --
        (Increase) decrease in  prepaids and other receivables      (1,542)       4,612
        (Increase) decrease in  accounts payable                    (8,071)      13,518
        Increase (decrease) in accrued expense                      (1,771)          --
        Increase (decrease) in related party payables                1,272       20,819
        Increase (decrease) in unearned revenue                    (42,972)      65,232
                                                                  --------    ---------
        Net Cash Provided (Used) by Operating Activities            31,412         4,379
                                                                  --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                       (5,614)     (20,677)
                                                                  --------    ---------
        Net Cash Provided (Used) by Investing Activities            (5,614)     (20,677)
                                                                  --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on cash overdraft                                      (18,976)     (20,689)
    Payment on notes payable                                        (2,367)          --
    Notes payable                                                       --       23,302
    Payments on leases payable                                      (4,455)      (2,465)
    Proceeds from notes payable                                         --       (9,410)
    Proceeds from sales of common stock                                 --       25,560
                                                                  --------    ---------
Net Cash Provided (Used) by Financing Activities                   (25,798)      16,298
                                                                  --------    ---------
NET INCREASE (DECREASE) IN CASH                                         --           --
CASH AT BEGINNING OF PERIOD                                             --           --
                                                                  --------    ---------
CASH AT END OF PERIOD                                             $     --    $      --
                                                                  ========    =========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
    Interest                                                      $  1,238    $     778
    Income taxes                                                        --           --
NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for services                  $109,041    $ 100,326
    Common stock and options issued for fixed assets                12,000           --
    Amortization of common stock issued for prepaid expenses            --        1,286
    Assets held for resale                                           6,891           --
    Refinancing of cash overdraft                                   15,384           --

  The accompanying notes are an integral part of these consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 2003 AND NOVEMBER 30, 2002

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2003 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2002 audited financial statements. The result of operating for the six months ended May 31, 2003 are not necessarily indicative of the operating result for the full year.

NOTE 2 - GOING CONCERN

       The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,368,926 as at May 31, 2003 and has failed to produce positive cash flows from operations for the six months ended May 31, 2003 and the years ended November 30, 2002 and 2001, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 - CRITICAL ACCOUNTING POLICIES

(a)    Acquisition of Internet 2U

       The Company acquired Internet 2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the president of the Company), the assets acquired were recorded at the predecessor cost. The Company acquired fixed assets of $19,195 for a payment of $3,686 to the president, the assumption of the cash overdraft and $10, for a total of $19,205. The excess purchase price of $10 was expensed.

(b)    Accounting for the Impairment of Long-lived Assets

       The Company has implemented SFAS 144 to account for the impairment and disposal of long-lived assets. The adoption of SFAS 144 has not had a material effect on these consolidated financial statements of the Company.

(c)    Web Site Development Costs

       The costs of web site development during the planning stage, as defined under Emerging Issues Task Force No. 00-2 (Accounting For Web Site Development Costs) are expensed as incurred. Computer software and web site development costs incurred during the application and infrastructure development, including external direct costs of materials and services in developing software, creating graphics and web site content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for uses and after all substantial testing has been completed and the web site is operational.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       MAY 31, 2003 AND NOVEMBER 30, 2002

(d)    Stock-based Compensation

       The Company accounts for common stock issuances for services based on the more readily determinable of the services received or the fair value of the stock issued. In most cases, the Company values the services at the closing price of the common stock on the date of authorization of the issuance. The Company's policy is to issue the common stock after the services have been provided.

NOTE 4 - ASSETS HELD FOR RESALE

       The Company has, in certain instances, taken hotel rooms in exchange for a partial or full payment for advertising on its display boards. The fair value of the rooms is determined by examining contracts with similar terms which were paid for in cash. The revenue is initially recorded as unearned revenue and is recognized on a straight-line basis over the term of the advertising period. The Company measures any impairment of assets held for resale by reviewing the availability of the hotel rooms as well as monitoring the value of the rooms to be used. The Company intends to sell the hotel rooms on its website. The value of the hotel rooms at May 31, 2003 was $42,785.

NOTE 5 - SEGMENT INFORMATION

       The Company generates revenue from three segments as listed below. The Company has no customers who comprise over 5% of the total revenues or receivables and derives approximately 8% of its revenue from Canada with the balanced derived in the United State of America.

                      Display Boards   Reservation System    Kiosks     Total
                      --------------   ------------------   --------   --------
Total Assets          $197,650             $ 55,116         $17,594    $270,360
Total Revenue         $260,280             $123,306         $ 4,420    $388,006
Net Income (Loss)     $(63,923)            $  2,055         $(9,857)   $(71,725)

NOTE 6 - SUBSEQUENT EVENTS

       To sustain operations, subsequent to May 31, 2003, the Company issued 1,458,609 shares for various consulting services at market rates.

ITEM 1.   LEGAL PROCEEDINGS

       N/A

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       During the three months ended May 31, 2003, the Company issued 1,118,243 common shares for services rendered at prices ranging between $0.055 and
       0.09 per share for a total of $84,012.

       During the three months ended May 31, 2003, the Company issued 50,000 common shares for fixed assets at a price of $0.08 per share for a total of $4,000.

       During the six months ended May 31, 2003, the Company issued 1,450,285 common shares for services rendered at prices ranging between $0.06 and $0.10 per share for a total of $109,041.

       During the six months ended May 31, 2003, the Company issued 150,000 common shares for fixed assets at a price of $0.08 per share for a total of $12,000.

ITEM 3.   CONTROLS AND PROCEDURES

       Within the 90 days prior to the filing date of this report, the Company carried out an evaluation under the supervision of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of the evaluation.

                .
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       N/A

ITEM 5.   OTHER INFORMATION

       On March 15, 2003, Mr. J. Lewis Dillman resigned as president and director of the Company in order to devote more time to his other business interests. On May 13, 2003, Mr. William P. McLaws was appointed a director of the Company.

       Mr. McLaws had previously served as a director until September 15, 2002, at which time he resigned and was replaced by Mr. Dillman.

ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS  OR PLAN OF OPERATIONS.

       The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF MAY 31, 2003.

       (i)  For the three month period ended May 31, 2003:

            Net sales were $169,941 compared to sales of $145,417 for the comparative three month period ended May 31, 2002.

            The Company had a net loss of $60,437 compared to a net loss of $88,850 for the comparative three month period ended May 31, 2002. The decrease is due to a decrease in general and administrative expense.

       (ii) For the six month period ended May 31, 2003:

            Net sales were $388,006, compared to sales of $318,023 for the comparative three month period ended May 31, 2002. The increase is due to the sale of one of the Company's domain names plus an increase in hotel bookings..

            The Company had a net loss of $71,725 compared to a net loss of $209,611 for the comparative six month period ended May 31, 2002. The decrease is due to an increase in net sales and a decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company decreased its cash overdraft by $34,360 from November 30, 2002. The Company expects to raise the necessary additional working capital to sustain operations until profitability is achieved from a combination of: reduction of expenses, settling certain liabilities through the issuance of stock and, possibly, a private placement.

RESULTS OF OPERATIONS

i)     SALES

A breakdown of the net sales is as follows:


                                       FOR THE SIX MONTHS    FOR THE SIX MONTHS
                                          ENDED MAY 31          ENDED MAY 31
                                      -------------------   -------------------
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Internet travel web site revenue      $ 48,265   $  9,933    $80,334   $ 18,703
Advertising display boards             116,299    129,806    246,861    290,108
Sale of domain name                         --         --     49,500         --
Internet Kiosks and other                5,377      5,678     11,311      9,212
                                      --------   --------   --------   --------
                                      $169,941   $145,417   $388,006   $318,023
                                      ========   ========   ========   ========

ii)    GROSS PROFIT MARGINS

The Company's commission costs for the three month period ending May 31, 2003 were $38,990, or 23% of net sales compared to $15,798 or 10% of net sales for the comparative period, and as a result the Company's gross profit margins from operations amounted to 77% compared to a gross profit margin of 90% for the comparative period. The increase in commission costs is as a result of an increase in developing new display board and internet travel bookings

The Company's commission costs for the six month period ending May 31, 2003 were $80,210 or 21% of net sales compared to $33,898 or 18% of net sales for the comparative period, and as a result the Company's gross profit margins from operations amounted to 79% compared to a gross profit margin of 82% for the comparative period.

(iii)  GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses decreased from $199,750 for the three month period ending May 31, 2002 to $171,045 for the comparative period ending May 31, 2003. The decrease in the general and administrative expenses was primarily due to a streamlining of the Company's operations.

The Company's general and administrative expenses decreased from $440,861 for the six month period ending May 31, 2002 to $338,641 for the comparative period ending May 31, 2003. The decrease in the general and administrative expenses was due to a streamlining of the Company's operations.

(iv)   INCOME (LOSS) FROM OPERATIONS

As a result of decreased general and administrative costs, offset by increased commission costs, the Company's net loss decreased from $88,850 for the three month period ending May 31, 2002 to $60,437 for the three month period ending May 31, 2003

As a result of the sale of one of the Company's domain names and decreased general and administrative costs, the Company's net loss decreased from $209,611 for the six month period ending May 31, 2002 to $71,725 for the three month period ending May 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BUDGETHOTELS.COM INC.
                                       (registrant)



Date: JULY 14, 2003                 By: /s/ William J. Marshall
                                        -------------------------------------
                                        William J. Marshall, Chief Executive
                                        Officer, President, Treasurer, Chief
                                        Financial Officer and a member of the
                                        Board of Directors.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BudgetHotels Network, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I William
J. Marshall, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

By: /s/ William J. Marshall
    --------------------------------------------
    William J. Marshall, Chief Executive Officer


Date: July 14, 2003

                                  CERTIFICATION
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Marshall, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of BudgetHotels Network, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my know;edge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

Dated this 14th day of July, 2003.

                                       /s/ William J. Marshall
                                       Principle Executive Officer, and
                                       Principle Financial Officer