Form 10QSB
period 2003-08-31
BUDGETHOTELS  NETWORK  INC
filed 2003-10-15
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2003

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


                              1449 ST. PAUL STREET
                                    SUITE 202
                        KELOWNA, BRITISH COLUMBIA V1Y 2E5
                    ----------------------------------------
                    (Address of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2003: 18,802,632

================================================================================

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 31, 2003 AND NOVEMBER 30, 2002

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                      AUGUST 31        NOVEMBER 30
                                                                                         2003             2002
                                                                                     -----------       -----------
                                                                                     (UNAUDITED)
                                     ASSETS

CURRENT ASSETS
    Accounts receivable  (Net)                                                       $    83,435       $    96,933
    Other receivables                                                                      2,624             1,674
    Assets held for resale                                                                55,574            38,084
    Prepaid expenses                                                                      27,408            29,073
                                                                                     -----------       -----------
         Total Current Assets                                                            169,041           167,764
                                                                                     -----------       -----------
PROPERTY AND EQUIPMENT (Net)                                                              88,185           130,620
                                                                                     -----------       -----------
         TOTAL ASSETS                                                                $   257,226       $   298,384
                                                                                     ===========       ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Cash overdraft                                                                   $   103,093       $    99,790
    Accounts payable                                                                      28,144            40,786
    Accrued expenses                                                                       4,559             2,996
    Interest payable - related party                                                       3,019             1,151
    Lease payable - current portion                                                        9,298             9,298
    Notes payable - current portion                                                        6,622             3,540
    Related party payable                                                                 30,764            31,906
    Unearned revenue                                                                     208,897           285,234
                                                                                     -----------       -----------
        Total Current Liabilities                                                        394,396           474,701
                                                                                     -----------       -----------

LONG TERM LIABILITIES
    Leases payable                                                                           990             7,802
    Note payable                                                                          16,148             7,822
                                                                                     -----------       -----------
        Total Long Term Liabilities                                                       17,138            15,624
                                                                                     -----------       -----------
           TOTAL LIABILITIES                                                             411,534           490,325
                                                                                     -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred Stock; 1,000,000 shares authorized at $0.01 par Value, no shares
    issued and outstanding                                                                    --                --
    Common Stock; 50,000,000 shares authorized at $0.001 par value,
    18,802,632 shares issued and outstanding for August 31, 2003 and
    15,895,281 for November 30, 2002                                                      18,803            15,895
    Additional paid-in capital                                                         1,266,321         1,089,365
    Accumulated deficit                                                               (1,439,432)       (1,297,201)
                                                                                     -----------       -----------
        Total Stockholders' Equity (Deficit)                                            (154,308)         (191,941)
                                                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                                                 $   257,226       $   298,384
                                                                                     ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                           ENDED AUGUST 31                     ENDED AUGUST 31
                                                   -----------------------------       -----------------------------
                                                       2003              2002              2003              2002
                                                   -----------       -----------       -----------       -----------
REVENUE
    Net sales                                      $   165,743       $   210,266       $   553,749       $   528,289
    Commission expense                                  24,624            21,032           104,834            70,728
                                                   -----------       -----------       -----------       -----------
           Gross profit                                141,119           189,234           448,915           457,561
                                                   -----------       -----------       -----------       -----------

EXPENSES
    General and administrative                         191,507           228,799           530,148           669,660
    Depreciation                                        20,118            19,321            60,998            56,398
                                                   -----------       -----------       -----------       -----------
           Total Expenses                              211,625           248,120           591,146           726,058
                                                   -----------       -----------       -----------       -----------
NET (LOSS)                                         $   (70,506)      $   (58,886)      $  (142,231)      $  (268,497)
                                                   ===========       ===========       ===========       ===========
BASIC LOSS PER SHARE                               $     (0.00)      $     (0.00)      $     (0.01)      $     (0.02)
                                                   ===========       ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       17,672,276        15,378,593        16,994,381        14,965,964
                                                   ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                   COMMON STOCK           ADDITIONAL
                                                             -----------------------        PAID-IN       ACCUMULATED
                                                               SHARES         AMOUNT        CAPITAL         DEFICIT
                                                             ----------      -------      ----------      -----------
Balance, November 30, 2002                                   15,895,281      $15,895      $1,089,365      $(1,297,201)

Common  stock  issued for  services  at $0.035 to $0.10
per share (unaudited)                                         2,757,351        2,758         165,106               --

Common  stock issued for fixed assets at 0.08 per share
(unaudited)                                                     150,000          150          11,850               --

Net (loss) for the nine  months  ended  August 31, 2003
(unaudited)                                                          --           --              --         (142,231)
                                                             ----------      -------      ----------      -----------
Balance, August 31, 2003 (unaudited)                         18,802,632      $18,803      $1,266,321      $(1,439,432)
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

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS
                                                                       ENDED AUGUST 31
                                                                  -------------------------
                                                                     2003            2002
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                    $(142,231)      $(268,497)
    Adjustments to reconcile net (loss) to net cash
    Used by operating activities:
    Depreciation                                                     60,998          56,398
      Bad Debts expense                                               6,680           1,455
    Common stock issued for services                                167,864         177,315

    Amortization of common stock issued for prepaid expenses             --           5,141
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                  (10,862)        (30,890)
        (Increase) decrease in assets held for resale                 2,190              --
        (Increase) decrease in deposits and prepaid expenses           (950)             82
        (Increase) decrease in prepaid commissions                    1,665              --
         Increase (decrease) in accounts payable                    (12,642)         10,030
         Increase (decrease) in accrued expense                       3,431              --
        (Increase) decrease in related party payables                    --          14,189
         Increase (decrease) in unearned revenue                    (76,337)         28,340
                                                                  ---------       ---------
         Net Cash Provided (Used) by Operating Activities              (194)         (6,437)
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                        (6,563)        (27,599)
                                                                  ---------       ---------
        Net Cash (Used) by Operating Activities                      (6,563)        (27,599)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Change in cash overdraft                                         18,687         (19,469)
    Proceeds from related party payable                                  --          35,000
    Proceeds from notes payable                                          --          23,302
    Payment on notes payable                                         (3,977)        (11,030)
    Payments on leases payable                                       (6,811)         (3,767)
    Payments on related party payables                               (1,142)             --
    Proceeds from sales of common stock                                  --          10,000
                                                                  ---------       ---------
       Net Cash provided by Financing Activities                      6,757          34,036
                                                                  ---------       ---------
NET INCREASE (DECREASE) IN CASH                                          --              --
CASH AT BEGINNING OF PERIOD                                              --              --
                                                                  ---------       ---------
CASH AT END OF PERIOD                                             $      --       $      --
                                                                  =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
    Interest                                                      $   1,691       $   2,252
    Income taxes
NON-CASH FINANCING ACTIVITIES
    Common stock and options issued for services                  $ 167,864       $ 177,315
    Common stock and options issued for fixed assets                 12,000              --
    Amortization of common stock issued for prepaid expenses             --           5,141
    Assets held for resale                                           19,680              --
    Refinancing of cash overdraft                                    18,687              --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2003 AND NOVEMBER 30, 2002


NOTE 1 -- CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2002 audited financial statements, The result of operating for the nine months ended August 31, 2003 are not necessarily indicative of the operating result for the full year.

NOTE 2 -- GOING CONCERN

The Company's condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,439,432 at August 31, 2003, and has failed to produce positive cash flows from operations for the nine months ended August 31, 2003, and the years ended November 30, 2002 and 2001, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 -- CRITICAL ACCOUNTING POLICIES

(a) Acquisition of Internet 2U

The Company acquired Internet 2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the president of the Company), the assets acquired were recorded at the predecessor cost. The Company acquired fixed assets of $19,195 for a payment of $3,685 to the president, the assumption of the cash overdraft and $10, for a total of $19,205. The excess purchase price of $10 was expensed.

(b) Accounting for the Impairment of Long-lived Assets

The Company has implemented SFAS 144 to account for the impairment and disposal of long-lived assets. The adoption of SFAS 144 has not had a material effect on the consolidated financial statements of the Company.

(c) Web Site Development Costs

The cost of web site development during the planning stage, as defined under Emerging Issues Task Force No. 00-2 (Accounting for Web Site Development Costs) are expensed as incurred. Computer software and web site development costs incurred during the application and infrastructure development, including external direct costs of materials and services in developing software, creating graphics and web site content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing has been completed and the web site is operational.

                  BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2003 AND NOVEMBER 30, 2002

(d) Stock-based Compensation

The Company accounts for common stock issuances for services based on the more readily determinable of the services received or the fair value of the stock issued. In most cases, the Company values the services at the closing price of the common stock on the date of authorization of the issue. The Company's policy is to issue the common stock after the services have been provided.

NOTE 4 -- ASSETS HELD FOR RESALE

The Company has, in certain instances, taken hotel rooms in exchange for a partial or full payment for advertising on its display boards. The fair value of the rooms is determined by examining contracts with similar terms, which were paid for in cash. The revenue is initially recorded as unearned revenue and is recognized on a straight-line basis over the term of the advertising period. The Company measures any impairment of assets held for resale by reviewing the availability of hotels rooms as well as monitoring the value of the rooms to be used. The Company intends to sell the rooms on its web site. The value of the hotel rooms at August 31, 2003 was $55,574.

NOTE 5 -- SEGMENT INFORMATION

The Company generates revenue from three segments as listed below. The Company has no customers who comprise over 5% of total revenues or receivables and derives approximately 8% of its revenue from Canada with the balance derived from the United States of America.

                          Display Boards      Reservation System       Kiosks         Total
                         ---------------      ------------------      --------      ---------
Total Assets                $ 181,259              $ 61,431           $ 14,536      $ 257,226
Total Revenue               $ 429,474              $117,626           $  6,649      $ 553,749
Net Income (Loss)           $(135,734)             $  9,342           $(15,839)     $(142,231)

NOTE 6 -- SUBSEQUENT EVENTS

To sustain operations, subsequent to August 31, 2003, the Company issued 123,535 shares for various consulting services at market rates.

NOTE 7 -- DILUTIVE INSTRUMENTS

a. Stock Options

The Company applied Accounting Principles board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 5.09 and 5.82 percent for 2003 and 2002, respectively; risk-free interest rates of 6.2 and 5.45 percent and expected lives of 1 year for 2003 and 2002 respectively.

                  BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      AUGUST 31, 2003 AND NOVEMBER 30, 2002


NOTE 7 -- DILUTIVE INSTRUMENTS (CONTINUED)

a. Stock Options (Continued)

                          For the Nine Months Ended
                                   August 31,
                          -------------------------
                             2003            2002
                          ---------       ---------
 Net loss:
     As reported          $(142,231)      $(268,497)
     Pro forma            $(142,231)      $(268,497)

 Net loss per share:
     As reported          $   (0.01)      $   (0.02)
     Pro forma            $   (0.01)      $   (0.02)


A summary of the status of the stock options outstanding as of:

                                                           August 31, 2003               November 30, 2002
                                                      ------------------------       -------------------------
                                                                      Weighted                        Weighted
                                                                       Average                         Average
                                                                      Exercise                        Exercise
                                                         Shares         Price           Shares          Price
                                                      ----------      --------       ------------     --------
Outstanding at beginning of year                       1,000,000         $0.26         1,400,000         $0.26
   Granted                                             2,807,351          0.07         1,442,120          0.08
   Exercised                                          (2,807,351)         0.07        (1,442,120)         0.08
   Forfeited                                            (500,000)         0.25          (400,000)         0.25
                                                      ----------                     -----------
   Outstanding at end of year                            500,000          0.30         1,000,000          0.26
                                                      ==========                     ===========
   Exercisable at end of year                            500,000                       1,000,000
                                                      ==========                     ===========
      Weighted-average fair value per
        option of options granted during
        the year                                      $     0.07                     $      0.08


A further summary about fixed options outstanding at August 31, 2003 is as follows:

                    Options Outstanding                              Options Exercisable
--------------------------------------------------------------     ------------------------
                                    Weighted-
                                     Average         Weighted-                    Weighted-
                                    Remaining         Average                      Average
   Exercise           Number       Contractual       Exercise        Number       Exercise
    Prices         Outstanding         Life            Price       Exercisable      Price
-------------      -----------     -----------       ---------     -----------    ---------
        $0.25        400,000        0.25 years           $0.25       400,000          $0.25

         0.50        100,000        2.00 years            0.50       100,000           0.50
                     -------                                         -------
 0.25 to 0.50        500,000        0.60 years            0.30       500,000           0.30
                     =======                                         =======

During the nine months ended August 31, 2003, the Company had issued 2,807,351 options to employees at an exercise price range from $0.035 to $0.10 per share. All of the options granted were exercised as payment of services rendered.

During the year ended November 30, 2002, the Company had issued 1,442,120 options to employees at an exercise price range from $0.055 to $0.15 per share. All of the options granted were exercised as payment of services rendered.

There are no warrants outstanding to acquire any additional shares of common stock of the Company.

ITEM 1.   LEGAL PROCEEDINGS

N/A

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended August 31, 2003, the Company issued 1,307,066 common shares for services rendered at prices ranging between $0.035 and $0.07 per share for a total of $58,824.

During the nine months ended August 31, 2003, the Company issued 2,757,351 common shares for services rendered at prices ranging between $0.035 and $0.10 per share for a total of $167,864.

During the nine months ended August 31, 2003, the Company issued 150,000 common shares for fixed assets at a price of $0.08 per share for a total of $12,000.

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

On August 14, 2003, Mr. William P. McLaws, who was appointed on March 15, 2003, to fill the vacancy left by Mr. Dillman's resignation, resigned as a director of the Company in order to devote more time to his other business interests. The Company has no plans to fill this vacancy at this time.

ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF AUGUST 31, 2003.

(i)  For the three month period ended August 31, 2003.

     Net sales were $165,743 compared to sales of $210,266 for the comparative three month period ended August 31, 2002. The decrease is due to a decrease in display board and on-line bookings during the summer months.

     The Company had a net loss of $70,506 compared to a net loss of $58,886 for the comparative three month period ended August 31, 2003. The increase was as a result of a decrease in net sales.

(ii) For the nine month period ended August 31, 2003.

     Net sales were $553,749, compared to sales of $ 528,289 for the comparative nine month period ended August 31, 2002. The increase is due to the sale of one of the Company's domain names offset by a decrease in display board and on-line bookings during the summer months.

     The Company had a net loss of $142,231 compared to a net loss of $268,497 for the comparative nine month period ended August 31, 2002. The decrease is due to a significant decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's decreased its cash overdraft by $15,498 from November 30, 2002, by settling certain expenses by the issuance of stock. The Company expects to raise the necessary additional working capital to sustain operations until profitability is achieved from a combination of: reduction of expenses, settling certain liabilities through the issuance of stock and, possibly, a private placement.


RESULTS OF OPERATIONS

i)   SALES

A breakdown of the net sales is as follows:

                                       FOR THE THREE MONTH         FOR THE NINE MONTHS
                                          ENDED AUGUST 31             ENDED AUGUST 31
                                      ----------------------      ----------------------
                                        2003          2002          2003          2002
                                      --------      --------      --------      --------
Internet travel web site revenue      $ 26,263      $ 23,183      $ 68,126      $ 69,268
Advertising display boards             137,251       183,215       429,474       445,941
Sale of domain name                         --            --        49,500            --
Internet Kiosks                       $  2,229         3,868         6,649        13,080
                                      --------      --------      --------      --------
                                      $165,743      $210,266      $553,749      $528,289
                                      ========      ========      ========      ========

Revenues from the Company's Internet travel based web sites increased for the three month period ended August 31, 2003 in the amount of $3,080 (i.e.) 13% compared to the three month period ending August 31, 2002 and a decrease of $1,142 (i.e.) 2% for the nine month period ended August 31, 2003 compared to the nine month period ending August 31, 2002.

Revenues from the Company's advertising display boards decreased for the three month period ended August 31, 2003 in the amount of $45,964 (i.e.) 25% compared to the three month period ending August 31, 2002 and a decrease of $16,467 (i.e.) 4% for the nine month period ended August 31, 2003 compared to the nine month period ending August 31, 2002.

ii)   GROSS PROFIT MARGINS

The Company's commission costs for the three month period ending August 31, 2003 were $24,624 or 15% of net sales compared to $21,032 or 10% of net sales for the comparative period, and, as a result, the Company's gross profit margins from operations amounted to 85% compared to a gross profit margin of 90% for the comparative period.

The Company's commission costs for the nine month period ending August 31, 2003 were $104,834 or 19% of net sales compared to $70,728 or 13% of net sales for the comparative period, and, as a result, the Company's gross profit margins from operations amounted to 81% compared to a gross profit margin of 87% for the comparative period.

iii)   GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses decreased from $228,799, for the three month period ending August 31, 2002 to $191,507 for the comparative period ending August 31, 2003. The decrease in the general and administrative expenses was primarily due to a continued streamlining of the Company's operations.

The Company's general and administrative expenses decreased from $669,660 for the nine month period ending August 31, 2002 to $530,148 for the comparative period ending August 31, 2003. The decrease in the general and administrative expenses was primarily due to a streamlining of the Company's operations.

iv)   INCOME (LOSS) FROM OPERATIONS

As a result of the decrease in display board and on-line bookings, the Company's net loss increased from $58,886 for the three month period ending August 31, 2002 to $70,506 for the three month period ending August 31, 2003. As a result of the sale of one of the Company's domain names and reduced general and administrative costs, the Company's net loss decreased from $268,497 for the nine month period ending August 31, 2002 to $142,231 for the nine month period ending August 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUDGETHOTELS.COM INC.
                                       - (registrant)



Date: October 15, 2003                 By: /s/ William J. Marshall
                                           -------------------------------------
                                           William J. Marshall, Chief Executive
                                           Officer, President, Treasurer, Chief
                                           Financial Officer and a member of the
                                           Board of Directors.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of BudgetHotels Network, Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I William J. Marshall, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By: /s/ William J. Marshall
    -----------------------
    William J. Marshall, Chief Executive Officer
    and Principle Financial Officer

Date: October 15, 2003

                                  CERTIFICATION
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William J. Marshall, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of BudgetHotels Network. Inc.

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

Dated this 15th day of October, 2003.


                                       /s/ William J. Marshall
                                       -------------------------------------
                                       Chief Executive Officer, and
                                       Principle Financial Officer