Form 10-K
period 2003-11-30
BUDGETHOTELS  NETWORK  INC
filed 2004-02-17
CIK 1091938

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                 EXCHANGE ACT 0F 1934

                 For the fiscal year ended – November 30, 2003

                  OR

[     ]          TRANSITION REPORT PURSUANT TO SECTION 13  OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____________________ to _____________________

Commission file number 0-26909

Budgethotels Network, Inc.

(Exact name of registrant as specified in its charter)

                 Nevada                                                                                                    91-0179013

______________________________________________________________________________

State or other jurisdiction of                                                                                (IRS Employer

incorporation or organization                                                                            Identification No.)

Suite C – 1260 Hornby Street

Vancouver, British Columbia Canada V6Z 1W2

(Address of principal executive offices, including zip code)

(800) 548-4432

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

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

                                YES  [  x  ]               NO  [     ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10_KSB.  [     ]

Issuer’s revenues for the most recent fiscal year.

    November 30, 2003 - $613,202

The aggregate market value of the Common Stock held by non-affiliates is as follows:  10,986,722 shares at $0.05 for a total of $549,336.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

    Not Applicable.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 30, 2003 – 21,486,722 shares of Common Stock.

Documents Incorporated by Reference:

1.

Form 10-QSB Registration Statement, and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2.

All reports filed with the Securities and Exchange Commission after August 2, 1999.

ITEM 1.     BUSINESS.

History

 Budgethotels Network, Inc. (formerly budgethotels,com, Inc.) (the “Company”), was incorporated under the laws of the State of Nevada on November 5, 1997, as Info Center International Inc. On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of Info Center, Inc. (“ICI”), a corporation incorporated under the laws of the State of Washington on November 6, 1984. ICI thereafter became a wholly owned subsidiary corporation of the Company. On February 11, 1999, the Company changed its name to budgethotels.com, Inc. Info Center, Inc. (“ICI’) is  a wholly owned subsidiary of the Company. W.J. Marshall Management Inc. owned all of the shares of ICI and exchanged those shares for 8,000,000 shares of the Company’s common stock in 1997. W.J. Marshal Management Inc. is a corporation owned and controlled by William J. Marshall, the Company’s President. W.J. Marshall Management Inc. is a corporation formed to hold title to certain investments of Mr. Marshall. W.J. Marshall Management Inc. is not a subsidiary corporation of the Company.

Operations

The Company’s business operations consists of (1) display board advertising, and (2) an Internet online travel reservation system through its website, www.budgethotels.com  During the year ended Novemeber 30, 2003, the Company elected to discontinue its internet kiosks operations

Display Board Advertising

The Company’s primary business is to install and maintain illuminated information boards in transportation terminals, primarily bus and rail stations. Each board is approximately 4 feet x 5 feet and is made up of approximately 16 to 25 individual windows, which are illuminated. These windows are available for advertisements.

Advertisements generally promote travel-related services located near the particular transportation terminal; such as hotels, rental cars and restaurants. Some advertisers, however, promote such services in destination cities. Each board is equipped with a free of charge direct telephone line to the particular advertiser.

Advertising

Advertising rates for the spaces vary, depending upon the location of the advertisement on the board. Assuming that each board is fully occupied by an advertiser for a twelve-month period, the board could generate revenues of up to approximately $60,000.  This revenue is not necessarily indicative of the average board. It represents the high end of what a board can be rented out for based on the location of the board.  Additionally, there is no assurance that a board will be fully occupied during any twelve-month period. Currently, the boards are approximately 25% utilized. Each board on average over the last four years has generated approximately $9,000 of revenue per year.

Costs of Display Board Adverting

The cost of constructing and installing each board is approximately $2,000. Over the life of the boards, the operating costs (which are included in general and administrative costs) can significantly add to the ‘total’ cost of each board.

Marketing

The Company currently operates 81 boards throughout the United States and Canada. The boards range geographically from Vancouver, British Columbia, Canada to Miami, Florida. Due to the Company’s financial condition and limited personnel, the Company has primarily marketed advertising space on its various boards by telephone contact with potential advertisers. The Company recognizes, however, that the most effective method of selling its products is through direct and personal contact with potential customers. Accordingly, the Company originally intended to establish a network of area representatives who will sell the Company’s product on a commission basis. This plan, formulated at November 30, 2002, and held in abeyance for approximately one year, is being revised and may concentrate on direct sales rather than telemarketing. The Company tentatively plans to target up to 8 areas, yet to be defined, however, the marketing plan is still in the planning stage.

The Company intends to concentrate its marketing efforts on filling the vacant spaces on existing boards, filling spaces on any additional boards installed and targeting strategic hotels to act as a wholesaler of rooms.

License Agreement with Greyhound Lines, Inc. (“Greyhound”)

On October 2, 1997, a License Agreement (the “License Agreement”) was executed between the Company and Greyhound Lines, Inc., a Delaware corporation. The License Agreement grants to the Company the sole right to install, operate and maintain wall-unit advertising displays with direct dial phones in Greyhound’s leased bus terminal facilities. The License Agreement is effective beginning on February 15, 1998, and will continue in full force until February 15, 2003 (the “Initial Term”). After the Initial Term, the License agreement may be renewable for two additional five-year terms. The License Agreement has been renewed for an additional five years, expiring on February 15, 2008.

The License Agreement authorizes the Company to install at its sole cost “approximately 20 square feet in area by 1 foot depth wall-unit with an illuminated advertising display board with map and direct dial phone” in each of the Greyhound facilities designated in the License Agreement. The Company must also service, repair or replace any part of the display boards within 48 hours after receipt of notice.

Pursuant to the terms off the License Agreement, the Company must pay Greyhound a commission of $367.50 per month for display boards located in the following areas: (1) Chicago, Illinois; (2) Los Angeles, California; (3) Miami, Florida; (4) Orlando, Florida; and (5) Washington, D.C. For display boards located in: (1) Las Vegas, Nevada; (2) Nashville, Tennessee; (3) San Diego, California; and (4) Seattle, Washington, the Company is obligated to pay Greyhound a commission of $157.50 per month. The Company will pay Greyhound a commission of $50.00 per month for display boards located in thirty-six additional cities. The commission payments will increase 4% for each renewal term of the License Agreement.

Pursuant to the terms of the License Agreement, the Company is required to obtain and maintain the following insurance policies:

1.   Commercial General Liability Insurance with combined single limits of not less than

       $1,000,000 (naming Greyhound as an additional insured):

2.    Contingent Liability Insurance underwriting the indemnification, hold harmless, and insurance provisions of the License Agreement with combined  single limits of not less than

       $1,000,000 (naming Greyhound as an additional insured);

3.    Comprehensive Automobile Liability Insurance providing coverage for owned, non-owned,

hired, contracted, and leased vehicles of Info Center with combined single limits for injury or damage in any one accident of $500,000 (naming Greyhound as an additional insured); and

4.     Workers’ Compensation Insurance in the amounts required by applicable state laws

        Governing the Company’s operations or evidence that such insurance is not required.

License Agreement with National Railroad Passenger Corporation (“Amtrak”)

Effective August 21, 2001, the Company’s subsidiary, Info Center, Inc. negotiated a license to lease a portion of certain Amtrak owned and non owned railway properties for the purposes of providing an advertising display board with courtesy telephone.

The term of this agreement is five (5) years and is cancelable only for non compliance with the parameters of the contract, or non payment of license fees. The agreement concerns three (3) Amtrak owned and seven (7) non owned railroad stations in key United States cities. The agreement allows for additional locations for display advertising boards if agreed to by the parties.

Info Center, Inc. pays monthly a predetermined license fee ranging from $250 to $833 in year one, and increasing to $281 to $938 by year five. Additionally, Info Center, Inc. pays a royalty of five percent (5%) of all gross sales generated from each location.

All installation, maintenance and support costs are the responsibility of Info Center, Inc. Also, Info Center, Inc. is required to maintain a liability policy of $2,000,000 to protect Amtrak.

Installation of Additional Display Boards

The Company has also installed display boards for advertising by agreement with the New York Port Authority (2), New Jersey Transit Commission in Atlantic City, the Toronto Transit Commission, and Via Rail (Ottawa and Vancouver), and in the Amtrak rail station in Penn Station in New York, New York.

As at November 30, 2003, the Company operates 78 boards throughout the United States and 3 in Canada.

Internet Website “ www.budgethotels.com”

The Company owns and has the copyright to the website www.budgethotels.com (‘budgethotels”).

The Company takes hotel reservations on-line and obtains a commission from the respective hotel for each reservation. The Company receives a commission of 10% on each on-line reservation. As financial transaction security on the Internet improves, the Company anticipates that on-line reservations will increase. There is no assurance that the foregoing assumption will prove accurate.

On November 20, 2000, the Company entered into an Agreement with Pegasus Systems Inc. of Dallas, Texas under which approximately 37,000 hotels on the Pegasus system became accessible to visitors to the Company’s website. The agreement runs to November 30, 2003. The Company paid Pegasus Systems an initial $10,000 and pays an additional $2,500 per month unless 2,500 reservations for the month are booked through the Company’s website. This agreement has expired and has not been replaced.

Competition

The Company competes with many other board providers and Internet travel services, most of whom have more financial resources than the company and there can be no assurance that, in the future, the Company will be able to compete successfully with other display board advertisers or Internet website advertisers. The Company is a small participant within the display board advertising arena and the Internet website arena. The Company competes with professional advertising agencies, television, radio and publications such as magazines and newspapers, all of which have more resources than the Company. The Company competes with other display board advertisers on the basis of price, availability of advertising space, size of space and the location of space. The Company competes with other Internet providers on the basis of price and the amount of space allocated to a particular client. The Company intends to market it services as discussed in “Item 1. Description of Business – Marketing” and does not believe that its methods of marketing will adversely affect its competitive position.

Government Regulation

The Company anticipates that its display board advertising will be subject to regulation by the representative local and state authorities, as well as federal authorities, with regard to the content of each display board. Further, the content of the display boards will also be regulated by the respective transportation (airport, bus, port or train) authorities. Advertisements subject to regulation may include socially objectionable advertisements relating to such matters as alcoholic beverages, tobacco products, drug or sex paraphernalia, “striptease” or topless establishments, “adult book stores”, nude modeling studios, escort services and massage parlors.

The Company believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website “www.budgethotels.com” . There is no assurance that such security precautions will be successful.

Company Offices

The Company’s headquarters are located at 1260 Hornby Street, Suite C, Vancouver, British Columbia, Canada, V6Z 1W2 and its telephone number is (800) 548-4432.

Employees

The Company currently has 4 employees and consultants other than its President and Director. The employees are paid on both a commission and salary basis depending upon their duties. The Company intends to hire additional employees as working capital permits, and as required.

Risk Factors

1.

Going Concern. The Company has experienced operating losses and its ability to continue as a going concern in the future is dependent upon achieving profitability and/or securing sufficient additional capital at terms economically acceptable to the Company.

2.

Company with Limited History of Earnings. The Company has a limited operating history and is subject to all of the risks inherent in a developing business enterprise, including lack of cash flow and service acceptance.

3.

Development and Market Acceptance of Services. The Company’s success and growth will depend in part upon the market’s acceptance of, and the Company’s ability to deliver and support, the Company’s services.

4.

Dependence on Technology Suppliers. While the Company currently relies upon certain outside technology suppliers, the Company believes that there are numerous other outside technology suppliers that perform the same services. Accordingly, the Company believes that if current technology suppliers could not, or would not, furnish future services to the Company, the Company could obtain such services from other sources without interruption of its operations.

5.

Liquidity; Need for Additional Financing. The Company believes that it does not have the cash it needs for the next twelve months based upon its internally prepared budget and expansion plans. Further, the Company’s cash requirements are not easily predictable and there is a possibility that its budget estimates will prove to be inaccurate. If the Company is unable to generate a positive cash flow, it will be required to curtail operations substantially and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or if capital is available, or can be obtained on terms favorable to the Company. The Company may suffer from a lack of liquidity in the future, which could impair its short-term marketing and sales efforts and adversely affect its results of operations.

6.

Competition. Most of the Company’s competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company’s services compete indirectly with numerous other suppliers of web pages and search engines. As the market for the Company’s services expands, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

7.

Reliance upon Directors and Officer. The Company is primarily dependent, at the present, upon the personal efforts and abilities of its President and Director, William P. McLaws, who exercises complete control over the daily management of the Company.

8.

Issuance of Additional Shares:  28,513,278 shares of Common Stock, or 57% of the 50,000,000 authorized shares of common Stock of the Company, are not issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue additional shares to other persons, other than is described in this registration statement, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company from its authorized, but not issued shares, would have the effect of diluting the interest of existing shareholders.

9.

Indemnification of Officers and Directors for Securities Liabilities. The laws of the State of Nevada provide that the Company could indemnify any Director, Officer, agent and/or employee as to those liabilities, and on those terms and conditions, as are specified in the Corporation Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of such persons whether or not the corporation would have the power to indemnify such persons against the liability insured against. The foregoing could result in expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

10.

Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company’s Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event that additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of  Common Stock, present in person or by proxy, will be able to elect all of the Company’s Board of Directors.

11.

No Dividends Anticipated. At the present time, the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors.

ITEM 2.     DESCRIPION OF PROPERTIES.

The Company does not own any real or personal property.

The Company’s headquarters are located at 1260 Hornby Street, Suite C, Vancouver, British Columbia, Canada, V6Z 1W3 and its telephone number is (800) 548-4432. The Company leases these from Vancouver Estates Ltd. on a month-to-month basis at a cost of approximately $200.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any pending or threatened litigation and to its knowledge, no action, suit or proceedings has bee threatened against it officers and directors.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The company has not held a shareholders’ meeting during the past year, therefore, no matters were submitted for a vote of shareholders.

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

                   STOCLHOLDERS’ MATTERS

The Company’s Common Stock is quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “BUDH”. The Company’s shares began trading in August 1998. The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Fiscal Quarter	High Bid [1]	Low Bid [1]
2003
Fourth Quarter	$0.08	$0.03
Third Quarter	$0.09	$0.03
Second Quarter	$0.14	$0.05
First Quarter	$0.12	$0.05

2002
Fourth Quarter	$0.11	$0.05
Third Quarter	$0.09	$0.04
Second Quarter	$0.11	$0.05
First Quarter	$0.22	$0.05

[1]

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of November 30, 2003, the Company has identified 482 holders of record of its Common Stock.

The Company has not paid any dividends since its inception and does not anticipate paying dividends on its Common Stock in the foreseeable future.

ITEM 6.     MANAGEMENT’S DISCUSSIONS AND ANAYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS.

The following should be read in conjunction with the consolidated financial statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30, 2003.

The Company reports a net loss of  $0.02 per share as compared to $0.02 per share in the prior year ended November 30, 2002. In dollar terms, the net loss decreased by $58,911 mainly due a significant decrease in general and administrative costs and the sale of one of the Company’s domain names offset by a decrease in advertising revenues and an increase in commission costs.

Sales for the year ended November 30, 2003 were $613,202, a decline of $58,949,or 8.8%, from the year ended November 30, 2002. A decrease of $78,029 in advertising revenues was offset by  an increase of  $18,080 in on-line bookings. Much of the decrease in advertising revenues can be attributed to the negative effect that the war in Iraq and the SARS epidemic has had on the hospitality industry in general, and the Company in particular.

The Company  sold one of its domain names and received proceeds of $49,500.

Commissions relating to the generation of advertising revenues increased by $114,120, or 134%, mainly as a result of the change of William J. Marshall’s remuneration from a salary, which was previously included in general and administrative costs, to a 10% commission on all cash collected from the Company’s advertising revenues. This change occurred effective December 1, 2002.

The Company’s general and administrative costs decreased materially ($313,527 or 37.5%) as a result in the change of William J. Marshall’s remuneration from a salary to a commission, as noted above, together with a streamlining of the Company’s operations.

The Company repaid certain related party liabilities, incurring a loss of $50,000.  Additionally, the Company discontinued it intenet kiosk operations, recording a loss of $30,062.

Non-cash charges relating to the depreciation increased by $25,345. In addition, the Company recorded non-cash charges of $3,786 relating to the impairment of long-lived assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at November 30, 2003 is $15,857. Excluding items relating to the deferral of revenues and related commissions, the Company had a working capital deficiency of $100,028 as compared to a working capital deficiency of $50,776 at November 30, 2002.  The increase in working capital deficiency compared to the previous year resulted primarily from a reduction in assets held for resale of $38,084, an increase in cash of $15,857 and an increase in accounts payable of $39,429 offset by a decrease in cash overdraft of $52,160 and a decrease in related party payables of $6,906. The Company’s accumulative deficit at November 30, 2003 was $1,581,938 as compared to $1,297,201 at November 30, 2002.

ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS

BUDGETHOTELS NETWORK, INC.

 AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003

C O N T E N T S

Independent Auditors’ Report

 3

Consolidated Balance Sheet

 4

Consolidated Statements of Operations

 5

Consolidated Statements of Stockholders’ Equity (Deficit)

 6

Consolidated Statements of Cash Flows

 7

Notes to the Consolidated Financial Statements

 8

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Budgethotels Network, Inc. and Subsidiaries

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheet of Budgethotels Network, Inc. and Subsidiaries as of November 30, 2003 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Budgethotels Network, Inc. and Subsidiaries as of November 30, 2003, and the consolidated results of their operations and their cash flows for the years ended November 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets.   These items raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

February 10, 2004

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

November 30,

2003

CURRENT ASSETS

Cash

$

15,857

Accounts receivable (Note 2)

53,851

Prepaid commissions (Note 2)

32,149

Total Current Assets

101,857

PROPERTY AND EQUIPMENT, (Net) (Notes 2 and 3)

54,221

TOTAL ASSETS

$

156,078

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable

$

80,215

Bank overdraft loans

47,630

Payroll taxes payable

9,224

Leases payable - current portion (Note 8)

7,667

Related party payable (Note 10)

25,000

Unearned revenue (Note 2)

175,637

Total Current Liabilities

345,373

LONG-TERM LIABILITIES

Leases payable - noncurrent portion (Note 8)

705

Total Long-Term Liabilities

705

TOTAL LIABILITIES

346,078

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock; 1,000,000 shares authorized of

 $0.01 par value, no shares issued and outstanding

-

Common stock; 50,000,000 shares authorized of

 $0.001 par value, 21,486,722 shares issued and outstanding

21,487

Additional paid-in capital

1,370,451

Accumulated deficit

(1,581,938

)

Total Stockholders’ Equity (Deficit)

(190,000

)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

$

156,078

The accompanying notes are an integral part of the consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended

November 30,

2003

2002

REVENUE

Net sales

$

613,202

$

672,151

Commission expense

199,280

85,160

Gross Margin

413,922

586,991

EXPENSES

General and administrative

523,015

836,542

Bad debt

42,372

27,087

Depreciation

81,578

56,233

   Impairment expense

3,786

-

Total Expenses

650,751

919,862

Loss From Operations

(236,829

)

(332,871

)

OTHER INCOME (EXPENSES)

Gain on sale of domain name

49,500

-

Loss on extingushment of debt

(50,000

)

-

Interest expense

(17,346

)

(9,151

)

Total Other Expenses

(17,846

)

(9,151

)

Loss before discontinued operations

(254,675

)

(342,022

)

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations (Note 13)

(30,062

)

(1,626

)

Total loss from discontinued operations

(30,062

)

(1,626

)

NET LOSS

$

(284,737

)

$

(343,648

)

BASIC LOSS PER SHARE

Continuing operations

$

(0.02

)

(0.02

)

Discontinued operations

(0.00

)

(0.00

)

Total loss per share

$

(0.02

)

$

(0.02

)

WEIGHTED AVERAGE NUMBER OF SHARES

 OUTSTANDING

17,581,428

15,100,994

The accompanying notes are an integral part of the consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

Additional

Common Stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Balance, November 30, 2001

14,054,230

$

14,054

$

912,783

$

(953,553

)

Common stock issued for cash

at $0.10 per share

100,000

100

9,900

-

Common stock issued for

services at an average of $0.10

per share

1,741,051

1,741

166,682

-

Net loss for the year ended

 November 30, 2002

-

-

-

(343,648

)

Balance, November 30, 2002

15,895,281

15,895

1,089,365

(1,297,201

)

Common stock issued for fixed

 assets at $0.08 per share

150,000

150

11,850

-

Common stock issued for services

 at $0.035 to  $0.10 per share

2,941,441

2,942

171,736

-

Common stock issued to extinguish

  debt at $0.04 per share

2,500,000

2,500

97,500

-

Net loss for the year ended

 November 30, 2003

-

-

-

(284,737

)

Balance, November 30, 2003

21,486,722

$

21,487

$

1,370,451

$

(1,581,938

)

The accompanying notes are an integral part of the consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended

November 30,

2003

2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$

(284,737

)

$

(343,648

)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation

81,578

56,233

Bad debt

42,372

27,087

Common stock issued for services

174,678

168,423

Impairment loss on fixed assets

15,262

-

Loss on disposition of debt

50,000

-

Gain on sale of domain name

(49,500

)

-

       Changes in assets and liabilities

(Increase) decrease in accounts receivable

2,709

(30,449

)

(Increase) decrease in assets held for resale

38,084

7,777

(Increase) decrease in prepaid commissions

971

-

       (Increase) decrease in prepaids and other receivables

(2,372

)

68,195

Increase (decrease) in accounts payable

39,429

22,352

Increase (decrease) in accrued expenses

8,171

1,492

Decrease in unearned revenue

(109,597

)

(1,850

)

Net Cash Provided (Used) by Operating Activities

7,048

(24,388

)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of domain name

49,500

Purchase of property and equipment

(8,441

)

(18,223

)

Net Cash Provided (Used) in Investing Activities

41,059

(18,223

)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related parties

50,000

-

Change in cash overdraft

-

(3,127

)

Payments on note payable – related party

(10,000

)

-

Proceeds from note payable

                          -

14,645

Payments on note payable

(63,522

)

(3,283

)

Payments on leases payable

(8,728

)

(7,530

)

Proceeds from sales of common stock

-

10,000

Net Cash Provided by Financing activities

(32,250

)

42,611

NET INCREASE IN CASH

15,857

-

CASH AT BEGINNING OF YEAR

-

-

CASH AT END OF YEAR

$

15,857

$

-

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR

Interest

$

18,345

$

-

Income taxes

$

-

$

-

NON-CASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for services rendered

$

174,678

$

168,423

Common stock issued for assets

$

12,000

$

 -

Fixed assets acquired through capital leases

$

-

$

10,339

Assets held for resale acquired through barter transactions

$

-

$

45,861

Common stock issued for extinguishments of debt

$

100,000

$

-

The accompanying notes are an integral part of the consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 1 -

COMPANY BACKGROUND

The consolidated financial statements include those of BudgetHotels Network, Inc. (BHI) (formerly known as budgethotels.com, inc.) and its wholly-owned subsidiaries, Info Center, Inc. (Info), R 403 Enterprises Ltd. (R 403) and, until November 30, 2002, Internet2U.net, Inc. (Internet2U).  Collectively, they are referred to herein as “the Company”.

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

Internet2U, formerly a wholly-owned subsidiary, was incorporated under the State of Nevada on November 12, 1999.  Internet2U operates kiosk machines in bus terminals in which it provides the customer with internet access in the terminal.

 The Company acquired Internet2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the President of the Company at the time), the assets acquired were recorded at the predecessor cost. The Company acquired fixed assets of $19,195 for a payment of $3,865 to the President, the assumption of the cash overdraft, and $10, for a total of $19,205. The excess purchase price was expensed.  The Company discontinued the operations of Internet2U in December 2003.

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.  Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a November 30 year end.

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

Useful

Description

Lives

Advertising boards

7 years

Office furniture and equipment

7 years

Computer Software

3 years

Website

3 years

Computers

3 years

Leasehold improvements

           Life of Lease

c.  Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $-0- at November 30, 2003.

d.  Provision For Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

d.  Provision For Taxes (Continued)

Net deferred tax assets consist of the following components as of November 30, 2003 and 2002:

                  2003                    2002

Deferred tax assets:

NOL Carryover

$

309,300

$

232,197

Deferred tax liabilities:

Depreciation

(7,800

)

-

Valuation allowance

(301,500

)

(232,197

)

Net deferred tax asset

$

-

$

-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended November 30, 2003 and 2002 due to the following:

                  2003                    2002

Book income

$

(107,506

)

$

(126,955

)

Stock for services/Options expense

2,380

65,555

Depreciation

(2,980

)

(3,805

)

Meals & Entertainment

-

175

Valuation allowance

102,146

64,900

$

-

$

-

At November 30, 2003, the Company had net operating loss carry-forwards of approximately $793,000 that may be offset against future taxable income from the year 2003 through 2023.  No tax benefit has been reported in the November 30, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

e.  Principles of Consolidation

The consolidated financial statements include those of BudgetHotels Network. and its wholly-owned subsidiaries, Info Center, Inc. and R403.

All material inter-company accounts and transactions have been eliminated.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

g.  Basic Loss Per Share

                                   For the Year Ended

                                                                             November 30, 2003

                                                                                                        (Denominator)

                                                                                                        Weighted

(Numerator)

Average

Basic

Loss

Number of

Loss Per

Amounts

Shares

Share

$

(284,737)        17,581,428       $

(0.02)

                              For the Year Ended

November 30, 2002

                                                                                                        (Denominator)

                                                                                                         Weighted

(Numerator)

Average

Basic

Loss

Number of

Loss Per

Amounts

Shares

                Share

$

(343,648)

15,100,994

 $

(0.02)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements.  Common stock equivalents are not presented, as they are anti-dilutive in nature.

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

i.  Accounting for the Impairment of Long-lived Assets

The Company has implemented SFAS 144 to account for the impairment and disposal of long-lived assets. As a result of the implementation, the Company has recorded impairment expense of $15,262.  $11,476 of the amount is included in the discontinued operations.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.  Web Site Development Costs

The costs of web site development during the planning stage, as defined under EITF No. 00-2 (Accounting for Web Site Development Costs) are expensed as incurred. Computer software and web site development costs incurred during the application and infrastructure development, including external direct costs of materials and services in developing software, creating graphics and web site content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing has been completed and the web site is operational.

k.  Revenue Recognition

The Company’s revenues are derived principally from the sale of advertisements located in bus and train terminals.  The Company amortizes revenues over the life of the contract with the customer which range from three months to one year.  Unearned revenue primarily comprises billings in excess of recognized revenue and payments received in advance of revenue recognition

The Company pays commissions to its sales people in full from the initial sales proceeds. The commissions are capitalized as a prepaid expense and amortized over the estimated life of the contracts. Prepaid commissions at November 30, 2003 were $32,149.

The Company also earns revenue through the sale of hotel reservations.  This is a commission the Company receives as it facilitates the booking of hotel rooms at various places through the Company’s website.  Deferred revenues reflect the amounts that are associated with reservations that have been made, through the Company’s website, for dates after the fiscal year end of November 30, 2003 as well as amounts which have been prepaid for the advertising on the boards.  Unearned revenue at November 30, 2003 was $175,637.

In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction.

l.

Accounting for Stock-Based Compensation

The Company accounts for common stock issuances for services based on the more readily determinable value of the services received or the fair value of the common stock given up. In most cases, the Company values the services at the closing value of the common stock on the date of authorization of the issuance. The Company’s policy is issue the common stock after the services have been provided.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.  Accounting Pronouncements

During the year ended November 30, 2003, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs.  The statement was effective for fiscal years beginning after June 15, 2002.   The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), ”Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), ”Reporting Gains and Losses from Extinguishment of Debt,” and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements,  (2) is subject to FASB Statement No. 66, “Accounting for Sales of Real Estate,” if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases.”  Generally, FAS 145 is effective for transactions occurring after May 15, 2002.  The  adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146).  SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.  Accounting Pronouncements (Continued)

31, 2002 and early application is encouraged.  The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The  adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions” which is effective for acquisitions on or after October 1, 2002.  This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions.  Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.  The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” which is effective for financial statements issued for fiscal years ending after December 15, 2002.  This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The adoption of SFAS No. 148 did not have a material effect on the financial statement of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133.  The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain

Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of

 BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.  Accounting Pronouncements (Continued)

both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and  Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 3 -

PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

November 30,

2003

Advertising boards

$

138,646

Office furniture and equipment

32,706

Computer software

5,222

Website

125,203

Leasehold improvements

12,714

314,491

Accumulated depreciation

(260,270

)

Net property and equipment

$

54,221

Depreciation expense for the years ended November 30, 2003 and 2002 was $81,578 and $56,233, respectively. Impairment expense for the years ended November 30, 2003 and 2002 was $15,262 and $-0-, respectively.

NOTE 4 -

COMMITMENTS AND CONTINGENCIES

On November 1, 2002, the Company entered into a new employment agreement with William J. Marshal (“Marshall”), the Company’s former president.  The terms of the new agreement are that Marshall is to be paid a commission on all cash brought in that the Company receives from revenue. The terms of this contract do not have an expiration date.

The Company leased certain office equipment used in their operations under non-cancelable operating leases.  The lease terms expired beginning in January 2003 and ending in November 2003.  The monthly rental payment for the leases was $790. The leases have expired

The Company leases office space located in Vancouver, British Columbia on a month-to-month basis.  The monthly lease payment on the office is $200.

NOTE 5 -

LICENSING AGREEMENTS

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

In August 2001, the Company negotiated a license with National Railroad Passenger Corporation (“Amtrak”), whereby the Company is granted the right to lease a portion of Amtrak owned and non owned railroad properties for the purposes of installing, operating and maintaining its advertising display boards. The license is for a period of 5 years. The cost to the Company ranges from $250 to $833 per month in year one, increasing to $281to $933 in year 5.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 6 -

COMMON STOCK

During the year ended November 30, 2003, the Company issued 2,941,441 S-8 registered shares for services rendered at prices ranging between $0.04 and $0.10 per share for a total of $174,678 and 150,000 S-8 registered shares for fixed assets at $0.08 per share for a total of $12,000.

During the year ended November 30, 2003, the Company issued 2,500,000 shares of common stock at $0.04 per share in payment of advances totaling $50,000 from a related party.  The Company incurred a loss on disposition of this debt in the amount of $50,000.

NOTE 7 -

DILUTIVE INSTRUMENTS

a.  Stock Options

The Company applied Accounting Principles board (“APB”) Option 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to provide pro-forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend  yield of zero percent for all years; expected volatility of 5.09 and 5.82 percent for 2003 and 2002, respectively; risk-free interest rates of 6.2 and 5.45 percent and expected lives of 1 year for 2003 and 2002 respectively.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 7 -   DILUTIVE INSTRUMENTS (Continued)

a.   Stock Options (Continued)

For the Years Ended

November 30

2003

2002

Net loss:

As reported

$

(284,737

)

$

(348,648

)

Pro Forma

$

(284,757

)

$

(343,648

)

Net loss per share:

As reported

$

(0.02

)

$

(0.02

)

Pro Forma

$

(0.02

)

$

(0.02

)

A summary of the status of the stock options outstanding as of November 30:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,000,000	$ 0.26	1,400,000	$ 0.02
Granted	3,091,441	0.07	1,442,100	0.08
Exercised	(3,091,441)	0.07	(1,442,100)	0.08
Forfeited	(800,000)	0.26	(400,000)	0.25
Outstanding at end of year	200,000	0.50	1,000,000	0.26
Exercisable at end of year	100,000		1,000,000
Weighted average fair value per option of options granted during the year		$ 0.50		$ 0.08

A further summary about fixed options outstanding at November 30, 2003 is as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.50	100,000	1.75 Years	$0.50	100,000	$0.50
			0.50	400,000	0.26
0.50	100,000	1.75 Years	0.30	500,000	0.30

On November 1, 2000, the Company issued options to employees to purchase 1,200,000 shares of common stock at $0.25 per share, which exceeded the trading price of the shares at the date of issuance.  400,000 options vest immediately, 400,000 vest on November 1, 2001 and 400,000 vest on November 1, 2002. The options have expired, unexercised.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 7 -   DILUTIVE INSTRUMENTS (Continued)

a.

Stock Options (Continued)

During the year ended November 30, 2003, the Company issued options to employees  to purchase 2, 941,401 shares of common stock at an exercise price range from $0.035 to $0.10 per share. All options granted were exercised as payment for services rendered.

During the year ended November 30, 2003, the Company issued options to employees to purchase 150,000 shares of common stock at $0.08 per share. All options granted were exercised as payment for fixed assets.

During the year ended November 30, 2002, the Company issued options to employees to purchase 1,442,100 shares of common stock at an exercise price range from $0.055 to $0.15 per share. All options granted were exercised as payment for services rendered.

During the year ended November 30, 2002, No options were granted or exercised as payment for fixed assets.

b.  Stock Purchase Warrants

There are no warrants outstanding to acquire any additional shares of common stock of the Company.

NOTE 8 -

LEASES PAYABLE

Lease payable at November 30, 2003 consisted of the following:

Lease payable to Qualica Financial Group, bearing 16.49%

 interest, due April 1, 2004, monthly payments of $296, secured by fixed assets.

$

1,419

Lease payable to Qualica Financial Group, bearing 12.80%

 interest, due August 1, 2004, monthly payments of $276, secured by fixed assets.

2,359

Lease payable to Qualica Financial Group, bearing 15.50% interest,

 due February 1, 2005, monthly payments of $361, secured by

 fixed assets

4,594

Total

8,372

Less current maturities

7,667

Long-term debt

$

705

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 9 -

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the USA applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,581,938 at November 30, 2003 and has failed to produce positive cash flows from operations for the years ended November 30, 2003 and 2003, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

NOTE 10-

RELATED PARTY PAYABLE

During the year ended November 30, 2003 a shareholder of the Company advanced an additional $25,000 to the Company, which was interest free  and  due on demand for a total of $50,000.  The Company issued 2,500,000 shares of common stock at $0.04 per share.  The Company realized a loss on disposition of this debt in the amount of $50,000.

A shareholder of the Company advanced $25,000 to the Company, interest free and payable on demand. (See Note 14 – Subsequent events)

Subsequent to year end, the Company repaid $15,000 of this advance and issued 1,000,000 shares of common stock to fully dispose of this debt.

During the year ended November 30, 2003 the Company paid $10,000 to fully satisfy a debt to a shareholder.

NOTE 11-

ASSETS HELD FOR RESALE

Assets held for resale consist of hotel rooms which the Company took as payment for advertising contracts.  The Company intends to sell the hotel rooms on their website.  The Company has written off the value of the hotel rooms at November 30, 2003 to $Nil by a charge of $14,790 to bad debts. See Note 2 (i) for a discussion of the Company’s accounting for Barter transactions.

NOTE 12-  SEGMENT INFORMATION

The Company generates revenues from two segments, as listed below. The Company has no customers who comprise over 5% of revenues or receivables and derives approximately 8% of its revenues from Canada, with the balance being derived from the United States.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

November 30, 2003 and 2002

NOTE 12-  SEGMENT INFORMATION (Continued)

	Display Boards	Reservation System	Total
Total Assets	$ 68,307	$ 87,771	$ 156,078
Total Revenues	$ 523,686	$ 89,516	$ 613,202
Net Income (Loss)	$ (325,633)	$ 70,958	$ (254,675)

NOTE 13 – DISCONTINUED OPERATIONS

In December 2003, the Company elected to discontinue the Internet2U  Division.  The following is a summary of the discontinued operations for the years ended November 30, 2003 and 2002.  No income tax benefit has been attributed to the discontinued operations.

For the Years Ended

November 31,

2003

2002

REVENUES

$

7,178

$

18,631

COST OF SALES

6,518

9,627

Gross Margin

660

9,004

EXPENSES

Interest expense

999

1,199

Impairment loss

11,476

-

General and administrative expense

18,247

9,431

Total Expenses

30,722

10,630

Loss From Operations

(30,062

)

(1,626

)

NET OPERATIONS LOSS FROM

  DISCONTINUED

$

(30,062

)

$

(1,626

)

NOTE 14-

SUBSEQUENT EVENTS

The Company has issued 362,389 shares of common stock for services rendered at an average of $0.05 per share for a total of $18,120.

The Company has issued 1,000,000 shares of common stock and made a cash payment of $15,000 as repayment of certain shareholder advances (See Note 10 – Related Party Payables.)

The Company issued 5,200,000 shares of common stock per subscription agreement for $94,000 in cash.

ITEM 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON

                   ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in accountants during the year ended November 30, 2003. In addition, there were no disagreements with accountants on accounting and financial disclosure.

ITEM 9.     DIRECTORS, OFFICERS PROMOTERS AND CONTROLL PERSONS;

                   COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following persons were directors and/or officers of the Company during the year ended November 30, 2003:

William P. McLaws, Chief Executive Officer, President, Chief Financial Officer and Director

Mr. McLaws is a businessman who initially served as a temporary Director between August 2002 and September 15, 2002. He again became a Director on January 6, 2004, at which time he became Chief Executive Officer, President and Chief Financial Officer.

Garry R. Reagh, Former President and Director

Mr. Reagh is an accountant who was formerly a Director of the Company and who acted as interim President from November 17, 2003 until January 6, 2004, at which time he was succeeded by William P. McLaws. Mr. Reagh resigned as a Director on January 18, 2004.

William J. Marshall, Former Chief Executive Officer, President, Chief Financial Officer And Director

Mr. Marshall is a businessman who spent many years developing the Company’s business. Mr. Marshall served as a Director for 11 years, Chief Executive Officer for 11 years and Chief Financial Officer for 11 years. He also served as President for 10 years until being replaced by J. Lewis Dillman on September 15, 2002. Mr. Marshal again became president on March 15, 2003. Mr. Marshal ceased being a Director, Chief Executive Officer, Chief Financial Officer and President on November 17, 2003. During his term as Chief Executive Officer, President, Chief Financial Officer and President, Mr. Marshall was not a Director of any other public companies.

J. Lewis Dillman, Former President and Director

Mr. Dillman is a businessman involved in natural resource companies for the past fourteen years. Mr. Dillman became a Director, as well as President, of the Company on September 15, 2002 and served as such until March 15, 2004, at which time he resigned in order to devote more time to his other business interest. During his term as President and Director, Mr. Dillman was a Director of two other publicly companies: Abington Ventures, Inc. and Zappa Resources Ltd. Both companies, publicly traded in Canada, are involved in gold exploration.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

					Long Term Compensation -----------------------------
	Annual Compensation -----------------------------------------------				Awards -----------------------------		Payouts ----------
Name and Principal Position ---------------------	Year ---------	Salary ---------	Bonus ---------	Other ---------	Restricted Stock Awards --------------	Securities Underlying Options/ SaRs --------------	LTIP Payouts -------------	Other Compensation ------------------
Wm. P McLaws President, CEO	2003	Nil	Nil	Nil	N/A	N/A	N/A	N/A
G R Reagh Former President	2003	Nil	Nil	Nil	N/A	N/A	N/A	N/A
Wm. J Marshall Former President, CEO	2003	Nil	Nil	$80,000	N/A	N/A	N/A	N/A
J Lewis Dillman	2003	$5,000	Nil	Nil	N/A	N/A	N/A	N/A

ITEM 11.    SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As at November 30, 2003, the Company had 482 holders of record holding a total of 21,486,722 common shares, 7,585,889 shares (40%) are held by WJM Management Ltd, the principal of which is Wm. J. Marshal, who served as the Company’s CEO until November 17, 2003. An additional 2,500,000 shares (11.64%) are beneficially held by Wm. P. Mclaws, the CEO of the Company.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In addition to the transactions noted in Item 11 above, the Company  received advances of $25,000 from each of two directors for a total of $50,000. The Company repaid one of theses advances, in addition to a $25,000 advance carried from the previous year by issuing 2,500,000 shares of common stock at $0.04 per share. Subsequent to the year end, the Company repaid the remaining advance of $25,000 by issuing 1,000,000 share of common stock at $0.04 per share and making a cash payment of $15,000.  During the year, the Company also repaid $10,000 advanced by another director during the prior year.

ITEM 13.    EXHIBITS AND REPORTS FILED ON FORM-8K

On May 22, 2003, the Company file Form-8K with respect to a short term agreement with Hotels.com. Under the terms of the Agreement, the Company agreed to provide advertising  space to Hotels.com on the Company’s display boards  located in specified Amtrack and Greyhound stations. The term of the Agreement was 90 days.

ITEM 14.    CONTROLS AND PROCEDURES

The Company maintains very basic controls. Management decisions are made by the Company’s President and Board of Directors. All deposits are in the form of checks, which are deposited by the Company’s bookkeeper.  Checks are issued by management and require two signatures. The Company’s bookkeeper is responsible for recording the day-to-day transactions of the Company’s wholly-owned subsidiaries and providing a preliminary consolidated trial balance. The Company employs an accounting consultant to review these records on a quarterly basis and to prepare Form 10-QSB. The Form 10-QSB is then reviewed by the Company’s auditors. The accounting consultant is responsible for filing the Form 10-QSB.

ITEM 15 .    PRINCIPAL ACCOUNTING FEES AND SERVICES.

As noted in Item 15, above, the Company employs the services of a bookkeeper to record day-to-day transactions and an accounting consultant to review the records and prepare, and file, the quarterly Form 10-QSB and annual Form 10-KSB. These documents are review by the Company’s independent auditors.

In addition, during the year ended November 30, 2003, the Company engaged the services of an accounting consultant, who was also a director of the Company, to oversee the conversion of the Company’s accounting system from MYOB to QuickBooks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUDGETHOTELS.COM INC.
- (registrant)
Date: February 16, 2004	By: /s/ William P. McLaws
William P. McLaws, Chief Executive Officer, President, Chief Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BudgetHotels Network, Inc. (the “Company”) on Form 10-KSB for the period ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I William P. McLaws, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:  /s/ William P. Macaws

        William P. McLaws, Chief Executive Officer, and

                                            Principal Accounting Officer

Date: February 16, 2004

CERTIFICATION

18 U.S.C SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William P. McLaws, certify that:

1.

I have reviewed the quarterly report on Form 10-KSB of BudgetHotels Network. Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors, and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversly affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 16th day of February, 2004.

/s/ William P. McLaws Chief Executive Officer and Principal Financial Officer