Form 10QSB
period 2004-02-29
BUDGETHOTELS  NETWORK  INC
filed 2004-04-14
CIK 1091938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-26909

BudgetHotels Network Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

91-0179013

(IRS Employer Identification Number)

1260 Hornby Street

Suite C

Vancouver, British Columbia V6Z 1W2

(Address of principal executive offices)

(800) 548-4432

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes [X]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2004: 22,586,722

BUDGETHOTELS NETWORK, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2004 AND NOVEMBER 30, 2003

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 29 2004	November 30 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ --	$ 15,857
Accounts receivable (net)	80,724	53,851
Prepaid commissions	--	32,149
Total Current Assets	80,724	101,857
PROPERTY AND EQUIPMENT (Net)	39,180	54,221
TOTAL ASSETS	$ 119,904	$ 156,078
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 23,047	$ 80,215
Bank overdraft and loans	24,784	47,630
Payroll taxes payable	7,096	9,224
Lease payable – current portion	2,176	7,667
Related party payable	--	25,000
Share subscriptions	54,000	--
Unearned revenue	171,051	175,637
Total Current Liabilities	282,154	345,373
LONG TERM LIABILITIES
Leases payable	--	705
Total Long Term Liabilities	--	705
TOTAL LIABILITIES	282,154	346,078
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; 1,000,000 shares authorized at $0.01 par
Value, no shares issued and outstanding.	--	--
Common Stock;50,000,000 shares authorized at $0.001 par value,
22,586,722 shares issued and outstanding for February 29, 2004 and
21,486,722 for November 30, 2003.	22,587	21,487
Additional paid-in capital	1,386,851	1,370,451
Accumulated deficit	(1,571,688)	(1,581,938)
Total Stockholders’ Equity (Deficit)	(162,250)	(190,000)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$ 119,904	$ 156,078

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (Unaudited)

	For the Three Months ended
	February 29 2004	February 28 2003
REVENUE
Net sales	$ 118,154	$ 218,065
Commission expense	28,952	41,220
Gross profit	89,202	176,845
EXPENSES
General and administrative expense	78,613	163,515
Bad debt expense	10,000	4,081
Bad debt (recovered)	(5,228)	--
Depreciation	15,041	20,537
Total Expenses	98,426	188,133
Loss from operations	(9,224)	(11,288)
OTHER INCOME
Gain on disposal of Internet2U	19,475	--
Total Other Income	19,475	--
NET INCOME (LOSS)	$ 10,250	$ (11,288)
BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,669,140	16,991,596

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETEWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, November 30, 2003 (audited)	21,486,722	$ 21,487	$ 1,370,451	(1,581,938)
Common stock issued for services at $0.075 per share (unaudited)	100,000	100	7,400	--
Common stock issued in disposition of debt at $0.01 per share	1,000,000	1,000	9,000	--
Net income for the three months ended February 29, 2004 (unaudited)	--	-	--	10,250
Balance, February 29, 2004 (unaudited)	22,586,722	$ 22,587	$ 1,386,851	$ (1,571,688)

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Month ended
	February 29 2004	February 28 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 10,250	$ (11,288)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation	15,041	20,537
Bad debt expense	10,000	4,081
Common stock issued for services	7,500	25,029
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26,872)	3,440
(Increase) decrease in assets held for resale	--	1,495
(Increase) decrease in prepaid commissions	32,149	(2,944)
Increase (decrease) in accounts payable	(57,170)	(5,985)
Increase (decrease) in payroll taxes payable	(2,128)	(1,159)
Increase (decrease) in related party payables	(25,000)	--
Increase (decrease) in unearned revenue	(4,586)	(13,583)
Net Cash (Used) by Operating Activities	(40,815)	19,623
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	(5,404)
Net Cash Provided (Used) by Operating Activities	--	(5,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on cash overdraft	(6,989)	(10,820)
Payment on loans payable	--	(1,213)
Payments on leases payable	(6,196)	(2,186)
Share subscriptions	54,000	--
Net Cash Provided (Used) by Financing Activities	40,815	(14,219)
NET INCREASE (DECREASE) IN CASH	--	--
CASH AT BEGINNING OF PERIOD	--	--
CASH AT END OF PERIOD	$ --	$ --
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ --	$ 613
NON-CASH FINANCING ACTIVITIES
Common stock and options issued for services	$ 7,500	$ 25,029
Common stock and options issued for fixed assets	--	8,000
Assets held for resale	--	4,095
Refinancing of cash overdraft	--	9,201

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

February 29, 2004 and November 30, 2003

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2003 audited financial statements, The result of operating for the three months ended February 29, 2004 are not necessarily indicative of the operating result for the full year.

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,571,688 at February 29, 2004, and has failed to produce positive cash flows from operations for the three months ended February 29, 2004, and the years ended November 30, 2003 and 2002, which together raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 – CRITICAL ACCOUNTING POLICIES

(a)

Acquisition of Internet 2U

The Company acquired Internet 2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the president of the Company), the assets acquired were recorded at the predecessor cost. The Company acquired fixed assets of $19,195 for a payment of $3,685 to the president, the assumption of the cash overdraft and $10, for a total of $19,205. The excess purchase price of $10 was expensed. During the year ended November 30, 2003, the operations of Internet2U were discontinued, the Company recording a loss on discontinued operations of $30,062. The Company recorded a gain of $19,475 on the disposition of the liabilities, net of assets, of Internet2U during the three months ended February 29, 2004.

(b)

Accounting for the Impairment of Long-lived Assets

The Company has implemented SFAS 144 to account for the impairment and disposal of long-lived assets. The adoption of SFAS 144 has not had a material effect on the consolidated financial statements of the Company.

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

February 29, 2004 and November 30, 2003

(c)

Web Site Development Costs

The cost of web site development during the planning stage, as defined under Emerging Issues  Task Force No. 00-2 (Accounting for Web Site Development Costs) are expensed as incurred. Computer software and web site development costs incurred during the application and infrastructure development, including external direct costs of materials and services in developing software, creating graphics and web site content, payroll and interest costs are capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing has been completed and the web site id operational.

(d)  Stock-based Compensation

The Company accounts for common stock issuances for services based on the more readily determinable of the services received or the fair value of the stock issued. In most cases, the Company values the services at the closing price of the common stock on the date of authorization of the issue. The Company’s policy is to issue the common stock after the services have been provided.

NOTE 4 – ASSETS HELD FOR RESALE

The Company has, in certain instances, taken the use of hotel rooms for its sales staff hotel rooms in exchange for a partial or full payment for advertising on its display boards. The fair value of the rooms is determined by examining contracts with similar terms, which were paid for in cash. The revenue is initially recorded as unearned revenue and is recognized on a straight-line basis over the term of the advertising period. The Company measures any impairment of assets held for resale by reviewing the availability of hotels rooms as well as monitoring the value of the rooms to be used. The value of the hotel rooms at February 29, 2004 was $Nil.

NOTE 5 – SEGMENT INFORMATION

The Company generates revenue from three segments as listed below. The Company has no customers who comprise over 5% of total revenues or receivables and derives approximately 8% of its revenue from Canada with the balance derived from the United States of America.

	Display Boards	Reservation System	Total
	-------------------	----------------------	-------
Total Assets	$ 74,368	$ 5,536	$ 129,904
Total Revenue	$ 104,876	$ 13,728	$ 16,154
Net Income (Loss)	$ (2,221)	$ 12,471	$ 10,250

NOTE 6 – SHARE CAPITAL ISSUED IN SETTLEMENT OF DEBT

During the three months ended February 29, 2004, the Company issued 1,000,000 common shares at $0.01 per share in settlement of debt.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to February 29, 2004, the Company issued 2,700,000 units at $0.02 per unit in satisfaction of share subscriptions of $54,000.  Each unit consists of one common share and one share purchase warrant exercisable at $0.04 per share until February 15, 2006.

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

February 29, 2004 and November 30, 2003

NOTE 8 -- DILUTIVE INSTRUMENTS

a.  Stock Options

The Company applied Accounting Principles board (“APB”) Option 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years, expected volatility of 5.09 and 5.82 percent for 2004 and 2003, respectively, risk-free interest rates of  of  6.2 and 5.45 percent and expected lives of 1 year for 2004 and 2003, respectively.

  For the Three Months Ended

February 29           February 28

      2004

           2003

Net income ( loss):

As reported

$

10,250

$

(11,288)

Pro forma

$

10,250

$

(11,288)

Net income (loss) per share:

As reported

$

0.00

$

(0.00)

Pro forma

$

0.00

$

(0.00)

A summary of the status of the stock options outstanding as of:

	February 29, 2004		November 30, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period/year	200,000	$ 0.50	1,400,000	$ 0.26
Granted	100,000	0.075	3,091,441	0.07
Exercised	(100,000)	0.075	(3,091,441)	0.07
Forfeited	--	--	(800,000)	0.26
Outstanding at end of period/year	200,000	0.00	200,000	0.50

Exercisable at end of period/year	200,000		1,000,000
Weighted-average fair value per option of options granted during the period/year	$ 0.00		$ 0.50

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

February 29, 2004 and November 30, 2003

NOTE 8 – DILUTIVE INSTRUMENTS (Continued)

a. Stock Options  (Continued)

A further summary about fixed options outstanding at February 29, 2004 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00	100,000	1.50 years	$ 0.50	100,000	1.50
0.00	100,000	1.50 years	0.50	100,000	1.50
0.00	200,000	1.50 years	0.50	200,000	1.50

During the three months ended February 29, 2004, the Company had issued 100,000 options to employees at an exercise price   $0.075 per share.  All of the options granted were exercised as payment of services rendered.

During the year ended November 30, 2003, the Company had issued 2,941,441 options to employees at an exercise price range from $0.035 to $0.10 per share.  All of the options granted were exercised as payment of services rendered.

As of February 29, 2004, there are 3,500,00 warrants outstanding.  Each warrant can be exercised to acquire additional shares of common stock of the Company at a price of $0.04 per share until February 15, 2006.

ITEM 1.       LEGAL PROCEEDINGS

N/A

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended February 29, 2004, the Company issued 100,000 common shares for services rendered at a price of $0.075 per share for a total of $7,500.

During the three months ended February 29, 2004, the Company issued 1,000,000 restricted common shares in disposition of debt at a price of $0.01 per share for a total of $10,000.

ITEM 3.      CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation under the supervision of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of the evaluation.

      .

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 N/A

ITEM 5.      OTHER INFORMATION

The Company has changed auditors from H.J. & Associates LLP, Certified Public Accountants, located in Salt Lake City, Utah, to HLB Cinnamon Jang Willoughby, Chartered Accountants, located in Burnaby, British Columbia, Canada.  This change was a result of management’s decision to appoint a local audit firm in an effort to reduce costs and audit travel.

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS  OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF FEBRUARY 29, 2004.

Net sales were $118,154 compared to sales of $218,065 for the comparative three month period ended February 28, 2003.  The decrease is due to a decrease in both display board and on-line bookings during the quarter .  In addition, the comparative three month period included income from the sale of one the Company’s domain names. No such income was earned during the current three month period.

The Company recorded income of $10,250 compared to a loss of $11,288 for the comparative three month period ended February 28, 2003. The change from a loss to income was as a result of a decrease in commission expense and a significant decrease in general and administrative expenses, off set by the decrease in net sales and the gain on disposal of Internet2U.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital position improved by $106,919 during the quarter ended February 29, 2004 by reducing its accounts payable from $64,358 to $23,047, increasing its accounts receivable from $53,851 to $80,724 and reducing its bank loans and overdraft from $47,630 to $24,784. The Company plans to raise additional funds to finance working capital and expand operations.

RESULTS OF OPERATIONS

i)

Sales

A breakdown of the net sales is as follows:

	For the Nine Months
	February 29	February 28
	2004	2003
Internet travel web site revenue	$ 13,278	$ 32,069
Advertising display boards	104,876	130,562
Sale of domain name	--	49,500
Internet Kiosks	--	5,934
	$ 118,154	$ 218,065

Revenues from the Company’s Internet travel based web sites decreased for the three month period ended February 29, 2004 in the amount of $18,791 (i.e.) 59% compared to the three month period ending February 28, 2003.

Revenues from the Company’s advertising display boards decreased for the three month period ended February 29, 2004 in the amount of $25,686 (i.e.) 20% compared to the three month period ending February 28, 2002.

ii)

Gross Profit Margins

The Company’s commission costs for the three month period ending February 29, 2004 were $28,952 or 24% of net sales compared to $41,220 or 19% of net sales for the comparative period, and, as a result, the Company’s gross profit margins from operations amounted to 76% compared to a gross profit margin of 81% for the comparative period.

iii)

General And Administrative Expenses

The Company’s general and administrative expenses decreased from $163,515 for the three month period ending February 28, 2003 to $78,613 for the three month period ending February 29, 2004. The decrease in the general and administrative expenses was primarily due to a reduction in management fees, a reduction in salary expense, the elimination of certain head office expenses and a reduction of expenses payable by the Company under its agreement with Greyhound Lines.

iv)

Income (Loss) From Operations

As a result of the decrease in general and administrative expenses, offset by the decrease in  net sales, the Company’s net loss decreased from $11,288 for the three month period ending February 28, 2003 to net income of $10,250 for the three month period ending February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUDGETHOTELS.COM INC.
- (registrant)
Date: April 14, 2004	By: /s/ William P. McLaws
William P. McLaws, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BudgetHotels Network, Inc. (the “Company”) on Form 10-QSB for the period ending February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I William P. McLaws, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:  /s/ William P. McLaws

        William P. McLaws Chief Executive Officer, and

                                            Principal Accounting Officer

Date: April 14, 2004

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

a)

all significant deficiencies in the design or operation of interrnal controls which could adversly affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

b)

any fraud, whether or not material, that involves management or other employeess who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiences and material weaknesses.

Dated this  14th day of  April, 2004.

/s/ William P. McLaws

Chief Executive Officer, and

Principle Financial Officer