Form 10QSB
period 2004-05-31
BUDGETHOTELS  NETWORK  INC
filed 2004-07-15
CIK 1091938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-26909

________________

BudgetHotels Network Inc.

(Exact name of registrant as specified in its charter)

Nevada

91-0179013

(State or other jurisdiction

(IRS Employer

of incorporation or organization)

Identification Number)

1260 Hornby Street

Suite C

Vancouver, British Columbia V6Z 1W2

(Address of principal executive offices)

(800) 548-4432

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes [X]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2004: 28,586,722

BUDGETHOTELS NETWORK, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2004 AND NOVEMBER 30, 2003

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	May 31, 2004	November 30 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ --	$ 15,857
Accounts receivable	76,503	53,851
Prepaid commissions	14,051	32,149
Total Current Assets	90,554	101,857
PROPERTY AND EQUIPMENT	32,329	54,221
TOTAL ASSETS	$ 122,883	$ 156,078
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 31,726	$ 89,439
Bank overdraft and loans	33,085	47,630
Lease payable – current portion	2,176	7,667
Due to related party	--	25,000
Unearned revenue	181,911	175,637
Total Current Liabilities	248,898	345,373

LONG TERM LIABILITIES
Leases payable	--	705
TOTAL LIABILITIES	248,898	346,078
STOCKHOLDERS’ DEFICIT
Preferred Stock; 1,000,000 shares authorized at $0.01 par
Value, no shares issued and outstanding.	--	--
Common Stock;50,000,000 shares authorized at $0.001 par value,
28,586,722 shares issued and outstanding for May 31, 2004 and
21,486,722 for November 30, 2003.	28,587	21,487
Additional paid-in capital	1,500,851	1,370,451
Accumulated deficit	(1,655,453)	(1,581,938)
Total Stockholders’ Deficit	(126,015)	(190,000)
TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIT	$ 122,883	$ 156,078

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (Unaudited)

	For the Three Months ended		For the Six Months ended
	May 31 2004	May 31 2003	May 31 2004	May 31 2003
REVENUE
Net sales	$ 115,275	$ 169,941	$ 233,429	$ 388,006
Commission expense	37,792	38,990	66,744	80,210
Gross profit	77,483	130,951	166,685	307,796
EXPENSES
General and administrative expense	141,194	171,045	219,807	338,641
Bad debt expense	1,654	--	6,426	--
Depreciation	18,401	20, 343	33,442	40,880
Total Expenses	161,249	191, 388	259,675	379,521
Loss from operations	(83,766)	(60,437)	(92,990)	(71,725)
OTHER INCOME
Gain on disposal of asset	--	--	19,475	--
Total Other Income	--	--	19,475	--
NET LOSS	$ (83,766)	$ (60,437)	$ (73,515)	$ (71,725)
BASIC LOSS PER SHARE	$ 0.00)	$ (0.00)	$ 0.00	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,409,126	16,641,001	23,952,842	16,991,596

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETEWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, November 30, 2003 (audited)	21,486,722	$ 21,487	$ 1,370,451	$ (1,581,938)
Common stock issued for services at $0.075 per share (unaudited)	100,000	100	7,400	--
Common stock issued for services at $0.02 per share (unaudited)	1,000,000	1,000	19,000	--
Common stock issued in disposition of debt at $0.01 per share	1,000,000	1,000	9,000	--
Common stock issued for cash	5,000,000	5,000	95,000	--
Net loss for the six months ended May 31, 2004 (unaudited)	--	-	--	(73,515)
Balance, May 31, 2004 (unaudited)	28,586,722	$ 28,587	$ 1,500,851	$ (1,655,453)

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months ended		For the Six Months ended
	May 31 2004	May 31 2003	May 31 2004	May 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (83,766)	$ (60,437)	$ (73,515)	$ (71,725)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	18,401	20,343	33,442	40,880
Common stock issued for debt	--	--	10,000	4,081
Common stock issued for services	20,000	84,012	27,500	109,041
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	4,221	(410)	(22,652)	29
(Increase) decrease in assets held for resale	--	(2,101)	--	2,190
(Increase) decrease in prepaid commissions	(14,051)	1,197	18,098	(1,542)
Increase (decrease) in accounts payable	1,584	(2,071)	(57,713)	(9,842)
Increase (decrease) in due to related party	--	643	(25,000)	1,272
Increase (decrease) in unearned revenue	10,860	(29,389)	6,274	(42,972)
Net Cash Used in Operating Activities	(42,751)	11,787	(83,566)	31,412
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(11,550)	(210)	(11,550)	(5,614)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank overdraft and loans	8,301	(14,339)	(14,545)	(21,343)
Payments on leases payable	--	(2,267)	(6,196)	(4,455)
Increase (decrease) in notes payable	--	5,029	--	--
Common stock issued for cash	46,000	--	100,000	--
Net Cash Provided (Used) by Financing Activities	54,301	(11,577)	79,259	(25,798)
NET INCREASE (DECREASE) IN CASH	--	--	(15,857)	--
CASH AT BEGINNING OF PERIOD	--	--	15,857	--
CASH AT END OF PERIOD	$ --	--	$ --	$ --
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ --	$ --	$ --	$ 613
NON-CASH FINANCING ACTIVITIES
Common stock and options issued for services	$ 20,000	$ 84,012	$ 27,500	$ 109,041
Common stock and options issued for fixed assets	$ --	$ 4,000	$ --	$ 12,000
Assets held for resale	$ --	$ 2,796	$ --	$ 6,891
Refinancing of cash overdraft	$ --	$ 6,183	$ --	$ 15,384

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

May 31, 2004 and November 30, 2003

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2003 audited financial statements, The result of operating for the six months ended May 31 2004 are not necessarily indicative of the operating result for the full year.

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,655,453 at May 31, 2004, and has failed to produce positive cash flows from operations for the six months ended May 31, 2004, and the years ended November 30, 2003 and 2002, which together raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 – CRITICAL ACCOUNTING POLICIES

(a)

Acquisition of Internet 2U

      The Company acquired Internet 2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the president of the Company), the assets acquired were recorded at the predecessor cost. The      Company acquired fixed assets of $19,195 for a payment of $3,685 to the president, the assumption of the cash overdraft and $10, for a total of $19,205. The excess purchase price of $10 was expensed. During the year ended November 30, 2003, the operations of Internet2U were discontinued, the Company recording a loss on discontinued operations of $30,062. The Company recorded a gain of $19,475 on the disposition of the liabilities, net of assets, of Internet2U during the six months ended May 31, 2004.

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

      NOTE 4 – ASSETS HELD FOR RESALE

The Company has, in certain instances, taken the use of hotel rooms for its sales staff hotel rooms in exchange for a partial or full payment for advertising on its display boards. The fair value of the rooms is determined by examining contracts with similar terms, which were paid for in cash. The revenue is initially recorded as unearned revenue and is recognized on a straight-line basis over the term of the advertising period. The Company measures any impairment of assets held for resale by reviewing the availability of hotels rooms as well as monitoring the value of the rooms to be used. The value of the hotel rooms at May 31, 2004 was $Nil.

NOTE 5 – SEGMENTED INFORMATION

The Company generates revenue from three segments as listed below. The Company has no customers who comprise over 5% of total revenues or receivables and derives approximately 8% of its revenue from Canada with the balance derived from the United States of America.

	Display Boards	Reservation System	Total
	--------------------------	-------------------------	----------------------
Total Assets	$ 90,502	$ 32,381	$ 122,883
Total Revenue	$ 208,299	$ 25,130	$ 233,429
Net Income (Loss)	$ (80,817)	$ 7,302	$ (73,515)

NOTE 6 – SHARE CAPITAL ISSUED IN SETTLEMENT OF DEBT

During the six months ended May 31, 2004, the Company issued 1,000,000 common shares at $0.01 per share in settlement of debt.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to May 29, 2004, the Company issued 325,000 shares at $0.02 per share for services.  In addition, the Company will be cancelling 750,000 of the 1,000,000 shares iseed for services with respect to investor relations services.

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

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years, expected volatility of 5.09 and 5.82 percent for 2004 and 2003, respectively, risk-free interest rates of  of  6.2 and 5.45 percent and expected lives of 1 year for 2004 and 2003, respectively.

For the Three Months Ended

     May 31               May 31

        2004                    2003

Net income ( loss):

As reported

$             (73,515)

$

 (71,725)

Pro forma

$             (73,515)

$

 (71,725)

Net income (loss) per share:

As reported

$

0.00

   $

(0.00)

Pro forma

$

0.00

   $

(0.00)

A summary of the status of the stock options outstanding as of:

May 31, 2004

November 30, 2003

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

 Outstanding at beginning of period/year

          200,000

$            0.50

  1,400,000    $            0.26

Granted

   1,100,000

          0.075

  3,091,441

        0.07

Exercised

  (1,100,000)

          0.075

 (3,091,441)

       0.07

Forfeited

  _______--

    (800,000)

        0.26

Outstanding at end of period/year

200,000

0.00

200,000

0.50

                    Exercisable at end of period/year

200,000

  1,000,000

                    Weighted-average fair value per

                      option of options granted during

                      the period/year

$

0.00

$

0.50

A further summary about fixed options outstanding at May 31, 2004 is as follows:

Options Outstanding

Options Exercisable

Weighted-

Average

Weighted-

Weighted-

Remaining

Average

Average

Exercise

Number

Contractual

Exercise

Number

Exercise

Prices

Outstanding

Life

Price

Exercisable

Price

$     0.00

100,000

1.25 years

0.50

100,000

1.25

0.00

100,000

1.25 years

0.50

100,000

1.25

  0.00

200,000

1.25 years

0.50

200,000

1.25

During the six months ended May 29, 2004, the Company had issued 100,000 and 1,000,000 options to employees at a exercise prices of $0.075 amd $0.02 per share, respectively.  All of the options granted were exercised as payment of services rendered.

During the year ended November 30, 2003, the Company had issued 2,941,441 options to employees at an exercise price range from $0.035 to $0.10 per share.  All of the options granted were exercised as payment of services rendered.

As of May 31, 2004, there are 3,500,00 and 5,000,000 warrants outstanding to acquire additional shares of common stock of the Company at a price of $0.04 and $0.04 per share, respectively, until February 15, 2006.

ITEM 1.       LEGAL PROCEEDINGS

N/A

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended May 31, 2004, the Company issued 100,000 and 1,100,000 common shares for services rendered at a price of $0.075 and $0.02 per share,respectively, for a total of $7,500 and $20,000, respectively. 750,000 common shares issued at a price of $0.02 per share are subject to cancellation for a total of $15,000.

During the six months ended May 31, 2004, the Company issued 1,000,000 restricted common shares in disposition of debt at a price of $0.01 per share for a total of $10,000.

During the six months ended May 31, 2004, the Company issued 5,000,000 units at $0.02 per unit by way of two private placements. Each unit consists of one common share and one share purchase warrant exercisable at $0.04 per share until February 15, 2006.

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

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS  OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF MAY 31, 2004.

 For the three month period ended May 31, 2004:

Net sales were $115,275 compared to sales of $169,941 for the comparative three month period ended  May 31, 2003.  The decrease is due to a decrease in both display board and on-line bookings during the quarter . The decrease in display board  revenue is primarily due to the decision in 2003 to temporarily shut down approximately one-third of the display boards as a cost saving measure. These boards are now in the process of being reactivated.

The Company incurred a net loss of $83,766 compared to a loss of $60,437 for the comparative three month period ended May 31, 2003. The change from was as a result of the above noted decrease in net sales offset by a decrease in general and administrative expenses.

For the six months ended May 31, 2004

Net sales were $233,429 compared to sales of $388,006 for the comparative six month period ended  May 31, 2003.  The decrease is due to a decrease in both display board and on-line bookings during the quarter .  In addition, the comparative six month period included income from the sale of one the Company’s domain names. No such income was earned during the current three month period.

The Company incurred a net loss of $73,515 compared to a loss of $71,725 for the comparative six month period ended May   31, 2003. The change from was as a result of the above noted decrease in net sales offset by a decrease in general and administrative expenses and the gain on disposal of Internet2U.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital position improved by $123,695 during the six months ended May 31, 2004 by reducing its accounts payable from $80,215 to $31,726, increasing its accounts receivable from $53,851 to $76,503 and reducing its related party payables from $25,000 to $Nil. The bank overdraft and bank loans, offset by a cash balance at November 30, 2003,  increased marginally .The Company plans to raise additional working capital to expand operations.

RESULTS OF OPERATIONS

i)

Sales

A breakdown of the net sales is as follows:

	For the Three Months ended		For the Six Months ended
	May 31	May 31	May 31	May 31
	2004	2003	2004	2003

Internet travel web site revenue	$ 11,852	$ 48,265	$ 25,130	$ 80,334
Advertising display boards	103,423	116,299	208,299	246,861
Sale of domain name	--	--	--	49,500
Internet Kiosks	--	5,377	--	11,311
	$ 115,275	$ 145,941	$ 233,429	$ 388,006

Revenues from the Company’s Internet travel based web sites decreased for the three month period ended May 31, 2004 in the amount of $36,773 (i.e.) 76% compared to the three month period ending May 31, 2003.

Revenues from the Company’s Internet travel based web sites decreased for the six month period ended May 31, 2004 in the amount of $55,204 (i.e.) 69% compared to the six month period ending May 31, 2003.

Revenues from the Company’s advertising display boards decreased for the three month period ended May 31, 2004 in the amount of $12,876 (i.e.) 11% compared to the three month period ending May 31, 2003.

Revenues from the Company’s advertising display boards decreased for the six month period ended May 31, 2004 in the amount of $38,562 (i.e.) 16% compared to the six month period ending May 31, 2003.

ii)

Gross Profit Margins

The Company’s commission costs for the three month period ending May 31, 2004 were $37,792 or 33% of net sales compared to $38,990 or 24% of net sales for the comparative period, and, as a result, the Company’s gross profit margins from operations amounted to 67% compared to a gross profit margin of 76% for the comparative period.

The Company’s commission costs for the six month period ending May 31, 2004 were $66,744 or 29% of net sales compared to $80,210 or 21% of net sales for the comparative period, and, as a result, the Company’s gross profit margins from operations amounted to 71% compared to a gross profit margin of 79% for the comparative period.

iii)        General And Administrative Expenses

The Company’s general and administrative expenses decreased from $171,045 for the three month period ending May 31, 2003 to $141,194 for the three month period ending May 31, 2004. The decrease in the general and administrative expenses was primarily due to a reduction in management fees, a reduction in salary expense, the elimination of certain head office expenses and a reduction of expenses payable by the Company under its agreement with Greyhound Lines.

The Company’s general and administrative expenses decreased from $338,641 for the six month period ending May 31, 2003 to $219,807 for the six month period ending May 31, 2004. The decrease in the general and administrative expenses was primarily due to a reduction in management fees, a reduction in salary expense, the elimination of certain head office expenses and a reduction of expenses payable by the Company under its agreement with Greyhound Lines.

iv)

Loss From Operations

As a result of the decrease in net sales, partially offset by the decrease in general and administrative expenses,  the Company’s net loss increased from $60,437 for the three month period ending May 31, 2003 to $83,766 for the three month period ending May 31, 2004.

As a result of the decrease in net sales, partially offset by the decrease in general and administrative expenses and the gain on disposal of Internet2U,  the Company’s net loss increased from $71,725 for the six month period ending May 31, 2003 to $73,515 for the six month period ending May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUDGETHOTELS.COM INC.
- (registrant)
Date: Juy 15, 2004	By: /s/ William P. McLaws
William P. McLaws, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BudgetHotels Network, Inc. (the “Company”) on Form 10-QSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I William P. McLaws, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date: July 15, 2004

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

Dated this  15th day of July, 2004.

/s/ William P. McLaws

Chief Executive Officer, and

Principle Financial Officer