Form 10QSB
period 2004-08-31
BUDGETHOTELS  NETWORK  INC
filed 2004-10-15
CIK 1091938

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes [X]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 31, 2004: 28,411,722

BUDGETHOTELS NETWORK, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2004 AND NOVEMBER 30, 2003

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	August 31 2004	November 30 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$ --	$ 15,857
Accounts receivable (net)	89,113	53,851
Prepaid expenses and deposits	7,026	32,149
Total Current Assets	96,139	101,857
PROPERTY AND EQUIPMENT (Net)	26,160	54,221
TOTAL ASSETS	$ 122,299	$ 156,078
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 31,185	$ 80,215
Bank overdraft and loans	20,996	47,630
Payroll taxes payable	1,783	9,224
Lease payable – current portion	2,176	7,667
Related party payable	--	25,000
Unearned revenue	187,234	175,637
Total Current Liabilities	243,374	345,373

LONG TERM LIABILITIES
Leases payable	--	705
Total Long Term Liabilities	--	705
TOTAL LIABILITIES	2483867	346,078
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; 1,000,000 shares authorized at $0.01 par value
Nil shares issued and outstanding.	--	--
Common Stock;50,000,000 shares authorized at $0.001 par value,
28,411,722 shares issued and outstanding for August 31, 2004 and
21,486,722 for November 30, 2003.	28,412	21,487
Additional paid-in capital	1,497,526	1,370,451
Accumulated deficit	(1,647,013	(1,581,938)
Total Stockholders’ Equity (Deficit)	(121,075	(190,000)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$ 122,299	$ 156,078

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (Unaudited)

`	For the Three Months ended		For the Nine Months ended
	Aug 31 2004	Aug 31 2003	Aug 31 2004	Aug 31 2003
REVENUE
Net sales	$ 111,235	$ 165,743	$ 344,664	$ 553,749
Commission expense	30,939	24,624	97,683	104,834
Gross profit	80,296	141,119	246,981	448,915
EXPENSES
General and administrative expense	54,176	191,507	273,983	530,148
Bad debt expense	1,578	--	12,232	--
Bad debt (recovered)	179	--	(5,049)	--
Depreciation	15,921	20,118	49,363	60,998
Total Expenses	71,855	211,625	330,530	591,146
Income (loss) from operations	8,441	(70,506)	(84,549)	(142,231)
OTHER INCOME
Gain on disposal of Internet2U	--	--	19,475	--
Total Other Income	--	--	19,475	--
NET INCOME (LOSS)	8,441	$ (70,506)	(65,074)	$ (142,231)
BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ (0.00)	$ (0.00)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,051,396	17,672,276	25,103,086	16,994,381

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETEWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, November 30, 2003 (audited)	21,486,722	$ 21,487	$ 1,370,451	$ (1,581,938)
Common stock issued for services at $0.075 per share (unaudited)	100,000	100	7,400	--
Common stock issued for services at $0.02 per share (unaudited)	250,000	250	4,750	--
Common stock issued in disposition of debt at $0.01 per share (unaudited)	1,000,000	1,000	9,000	--
Common stock issued for cash at $0.02 per share (unaudited)	5,575,000	5,575	105,925	--
Net income for the nine months ended August 31, 2004 (unaudited)	--	-	--	(65,074)
Balance, August 31, 2004 (unaudited)	28,411,722	$ 28,412	$ 1,497,526	$ (1,647,013)

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months ended		For the Nine Months ended
	August 31 2004	August 31 2003	August 31 2004	August 31 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 8,441	$ (70,506)	$ (65,074)	$ (142,231)
Adjustments to reconcile net income (loss) to net cash
Used by operating activities:
Depreciation	15,921	20,118	49,363	60,998
Bad debt expense	--	2,599	--	6,680
Common stock issued for services	(15,000)	58,823	12,500	167,864
Common stock issued in disposition of debt	--	--	10,000	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(12,610)	(10,891)	(35,261)	(10,862)
(Increase) decrease in assets held for resale	--	--	--	2,190
(Increase) decrease in prepaid expenses and deposits	7,025	2,257	25,123	715
Increase (decrease) in accounts payable	1,241	(4,571)	(49,031)	(12,642)
Increase (decrease) in payroll taxes payable	--	5,202	(7,441)	3,431
Increase (decrease) in related party payables	--	(1,272)	(25,000)	--
Increase (decrease) in unearned revenue	5,325	(33,365)	11,598	(76,337)
Net Cash (Used) by Operating Activities	10,343	(31,606)	(73,223)	(194)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(9,753)	(949)	(21,303)	(6,563)
Net Cash Provided (Used) by Operating Activities	(9,753)	(949)	(21,303)	(6,563)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on cash overdraft	(12,090)	37,663	(10,778)	18,687
Payment on loans payable	--	(1,610)	--	(3,977)
Payments on leases payable	--	(2,356)	(6,196)	(6,811)
Payments on related party payables	--	(1,142)	--	(1,142)
Common stock issued for cash	11,500	--	111,500	--
Net Cash Provided (Used) by Financing Activities	(590)	32,555	94,526	6,757
NET INCREASE (DECREASE) IN CASH	--	--	--	--
CASH AT BEGINNING OF PERIOD	--	--	--	--
CASH AT END OF PERIOD	$ --	$ --	$ --	$ --
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ --	$ --	$ --	$ 1,691
NON-CASH FINANCING ACTIVITIES
Common stock and options issued for services	$ (15,000)	$ 58,823	$ 12,500	$ 167,864
Common stock issued in disposition of debt	--	--	10,000	--
Assets held for resale	--	19,680	--	19,680
Refinancing of cash overdraft	(12,090)	37,663	(10,778)	18,687

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2004 and November 30, 2003

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2003 audited financial statements, The result of operating for the nine months ended August 31, 2004 are not necessarily indicative of the operating result for the full year.

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,635,059 at August 31, 2004, and has failed to produce positive cash flows from operations for the nine months ended August 31, 2004, and the years ended November 30, 2003 and 2002, which together raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

NOTE 3 – CRITICAL ACCOUNTING POLICIES

(a)

Acquisition of Internet 2U

The Company acquired Internet 2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the president of the Company), the assets acquired were recorded at the predecessor cost. The      Company acquired fixed assets of $19,195 for a payment of $3,685 to the president, the assumption of the cash overdraft and $10, for a total of $19,205. The excess purchase price of $10 was expensed. During the year ended November 30, 2003, the operations of Internet2U were discontinued, the Company recording a loss on discontinued operations of $30,062. The Company recorded a gain of $19,475 on the disposition of the liabilities, net of assets, of Internet2U during the nine months ended Auguat 31, 2004.

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2004 and November 30, 2003

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

NOTE 4 – ASSETS HELD FOR RESALE

The Company has, in certain instances, taken the use of hotel rooms for its sales staff hotel rooms in exchange for a partial or full payment for advertising on its display boards. The fair value of the rooms is determined by examining contracts with similar terms, which were paid for in cash. The revenue is initially recorded as unearned revenue and is recognized on a straight-line basis over the term of the advertising period. The Company measures any impairment of assets held for resale by reviewing the availability of hotels rooms as well as monitoring the value of the rooms to be used. The value of the hotel rooms at August 31, 2004 was $Nil.

NOTE 5 – SEGMENT INFORMATION

The Company generates revenue from three segments as listed below. The Company has no customers who comprise over 5% of total revenues or receivables and derives approximately 8% of its revenue from Canada with the balance derived from the United States of America.

	Display Boards	Reservation System	Total
	--------------------------	-------------------------	----------------------
Total Assets	$ 92,292	$ 30,007	$ 122,299
Total Revenue	$ 314,850	$ 29,814	$ 344,664
Net Income (Loss)	$ (55,973)	$ (9,101)	$ (65,074)

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

August 31, 2004 and November 30, 2003

NOTE 6 – SHARE CAPITAL ISSUED IN SETTLEMENT OF DEBT

During the nine months ended August 31, 2004, the Company issued 1,000,000 common shares at $0.01 per share in settlement of debt.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to August 31, 2004, the Company received cash deposits totaling $10,000 toward issuance of 500,000 common shares at $0.02 at $0.02 share. As of October 15, 2004, these shares have not been issued.

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

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years, expected volatility of 5.0 percent for 2004 and 2003, respectively, risk-free interest rates of  of  6.2 and 5.45 percent and expected lives of 1 year for 2004 and 2003, respectively.

For the Nine Months ended
	August 31, 2004	August 31, 2003
Net income (loss): As reported Pro forma	$ (65,074) $ (65,074)	$ (142,231) $ (142,231)
Net income (loss) per share: As reported Pro forma	$ (0.00) $ (0.00)	$ (0.01) $ (0.01)

A summary of the status of the stock options outstanding as of:

	August 31, 2004		November 30, 2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period/year	200,000	$ 0.50	1,400,000	$ 0.26
Granted Exercised Forfeited	3,550,000 (350,000) --	0.06 0.04 --	3,091,441 (3,091,441) (1,200,000)	0.07 0.07 0.26
Outstanding at end of period/year	(3,050,000)	0.06	200,000	0.50
Exercisable at end of period/year	(3,050,000)		200,000
Weighted-average fair market value per option of options granted during the period/year	$ 0.06		$ 0.50

A further summary about fixed options outstanding at August 31 2004 is as follows:

Options Outstanding				Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 0.00 0.00	100,000 100,000	1.50 years 1.50 years	$ 0.00 0.00	100,000 100,000	$ 0.00 0.00
0.00	200,000	1.50 years	0.00	200,000	0.00

During the nine months ended August 31,2004, the Company issued 100,000 and 250,000 options to employees at exercise prices $0.075 and $0.02 per share, respectively.  All of the options granted were exercised as payment of services rendered.

During the year ended November 30, 2003, the Company had issued 2,941,441 options to employees at an exercise price range from $0.035 to $0.10 per share.  All of the options granted were exercised as payment of services rendered.

As of August 31, 2004, there are 9,575,00 warrants outstanding to acquire any additional shares of common stock of the Company at a price of $0.04 per share. Each warrant has a life two years.

ITEM 1.       LEGAL PROCEEDINGS

N/A

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended August 31, 2004, the Company issued 100,000 and 250,000 common shares for services rendered at prices of $0.075 and $0.02 per share, respectively, for a total of $12,500.

During the nine months ended August 31, 2004, the Company issued 1,000,000 restricted common shares in disposition of debt at a price of $0.01 per share for a total of $10,000.

During the nine months ended August 31, 2004, the Company issued 5,575,000 common shares for cash at a price of $0.02 per share for a total of $111,500.

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

ITEM 6.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS  OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF AUGUST 31, 2004.

For the three month period ended August 31, 2004:

Net sales were $111,235 compared to sales of $165,743 for the comparative three month period ended August 31, 2003.  The decrease is due to a decrease in both display board advertising and on-line bookings during the quarter. The decrease in display board advertising resulted from a temporary shut down of some boards.

The Company recorded income of $8,441 compared to a loss of $70,506 for the comparative threemonth period ended August 31, 2003. The change from a loss to income was as a result of a significant decrease in general and administrative expense, off set by the decrease in net sales.

For the nine month period ended August 31, 2004:

Net sales were $344,664 compared to sales of $553,749 for the comparative nine month period ended August 31, 2003.  The decrease is due to a decrease in both display board advertising and on-line bookings during the quarter. The decrease in display board advertising resulted from a temporary shut down of some boards. In addition, the comparative nine month period included income from the sale of one the Company’s domain names. No such income was earned during the current nine month period.

The Company recorded a loss of $65,074 compared to a loss of $142,231 for the comparative nine month period ended August 31, 2003. The change from a loss to income was as a result of a decrease in commission expense  and a significant decrease in general and administrative expense, off set by the decrease in net sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital position improved by $140,026 from a working capital deficiency of $100,028 to working capital of $39,998 during the nine ended August 31, 2004 by reducing its accounts payable from $80,215 to $31,185, decreasing in its bank loans and overdraft from $31,773 to $20,996 and increasing its accounts receivable from $53,851 to $89,113. The Company plans to raise additional working capital to expand operations.

RESULTS OF OPERATIONS

i)

Sales

A breakdown of the net sales is as follows:

	For the Three Months		For the Nine Months
	August 31		August 31
	2004	2003	2004	2003
Internet travel web site revenue	$ 4,684	$ 26,263	$ 29,814	$ 68,126
Advertising display boards	106,551	137,251	314,850	429,474
Sale of domain name	--	--	--	49,500
Internet Kiosks	--	2,229	--	6,649
	$ 111,235	$ 165,743	$ 344,664	$ 553,749

Revenues from the Company’s Internet travel based web sites decreased for the three month period ended August 31, 2004 in the amount of $21,579 (i.e.) 82% compared to the three month period ending August 31, 2003.

Revenues from the Company’s advertising display boards decreased for the three month period ended August 31, 2004 in the amount of $30,700 (i.e.) 22% compared to the three month period ending August 31, 2003 as a result of a temporary deactivation of a number of boards.

Revenues from the Company’s Internet travel based web sites decreased for the nine month period ended August 31, 2004 in the amount of $38,312 (i.e.) 56% compared to the nine month period ending August 31, 2003 as a result of a temporary deactivation of a number of boards.

Revenues from the Company’s advertising display boards decreased for the three month period ended August 31, 2004 in the amount of $114,624 (i.e.) 27% compared to the nine month period ending August 31, 2003.

ii)

Gross Profit Margins

The Company’s commission costs for the three month period ending August 31, 2004 were $30,939 or 28% of net sales compared to $24,624 or 15% of net sales for the comparative period, and, as a result, the Company’s gross profit margins from operations amounted to 72% compared to a gross profit margin of 85% for the comparative period.

The Company’s commission costs for the nine month period ending August 31, 2004 were $97,683 or 28% of net sales compared to $104,834 or 19% of net sales for the comparative period, and, as a result, the Company’s gross profit margins from operations amounted to 72% compared to a gross profit margin of 81% for the comparative period.

iii)

General and Administrative Expenses

The Company’s general and administrative expenses decreased from $191,507 for the three month period ending August 31, 2003 to $54,176 for the three month period ending August 31, 2004. The decrease in the general and administrative expenses was primarily due to a reduction in management fees, a reduction in salary expense, the elimination of certain head office expenses and a reduction of expenses payable by the Company under its agreement with Greyhound Lines.

 The Company’s general and administrative expenses decreased from $530,148 for the nine month period ending August 31, 2003 to $273,983 for the nine month period ending August 31, 2004. The decrease in the general and administrative expenses was primarily due to a reduction in management fees, a reduction in salary expense, the elimination of certain head office expenses and a reduction of expenses payable by the Company under its agreement with Greyhound Lines.

iv)

Income (Loss) From Operations

As a result of the decrease in general and administrative expenses, offset by the decrease in net sales, the Company’s net loss (income) decreased from a net loss of $70,506 for the three month period ending August 31 2003 to net income of $8,441 for the three month period ending August 31, 2004.

As a result of the decrease in general and administrative expenses, offset by the decrease in net sales, the Company’s net loss (income) decreased from a net loss of $142,231 for the nine month period ending August 31 2003 to a net loss of $65,074 for the nine month period ending August 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUDGETHOTELS.COM INC.
- (registrant)
Date: October 15, 2004	By: /s/ William P. McLaws
William P. McLaws, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BudgetHotels Network, Inc. (the “Company”) on Form 10-QSB for the period ending August 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I William P. McLaws, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date: October 15, 2004

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

Dated this 15 day of  October, 2004.

/s/ William P. McLaws

Chief Executive Officer, and

Principle Financial Officer