Form 10KSB
period 2004-11-30
BUDGETHOTELS  NETWORK  INC
filed 2005-02-28
CIK 1091938

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                 EXCHANGE ACT 0F 1934

                 For the fiscal year ended – November 30, 2004

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

(604) 669-7827

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

                                YES  [  x  ]               NO  [     ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [     ]

Issuer’s revenues for the most recent fiscal year.

    November 30, 2004 - $484,427

The aggregate market value of the Common Stock held by non-affiliates is as follows:  22,911,722 shares at $0.05 for a total of $1,145,586.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

    Not Applicable.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 30, 2004– 28,911,722 shares of Common Stock.

Documents Incorporated by Reference:

1.        Form 10-QSB Registration Statement, and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2.        All reports filed with the Securities and Exchange Commission after August 2, 1999.

ITEM 1.     BUSINESS.

History

 Budgethotels Network, Inc. (formerly budgethotels.com, Inc.) (the “Company”), was incorporated under the laws of the State of Nevada on November 5, 1997, as Info Center International Inc. On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of Info Center, Inc. (“ICI”), a corporation incorporated under the laws of the State of Washington on November 6, 1984. ICI thereafter became a wholly owned subsidiary corporation of the Company. On February 11, 1999, the Company changed its name to budgethotels.com, Inc. Info Center, Inc. (“ICI’) is  a wholly owned subsidiary of the Company. W.J. Marshall Management Inc. owned all of the shares of ICI and exchanged those shares for 8,000,000 shares of the Company’s common stock in 1997. W.J. Marshal Management Inc. is a corporation owned and controlled by William J. Marshall, the Company’s past President. W.J. Marshall Management Inc. is a corporation formed to hold title to certain investments of Mr. Marshall. W.J. Marshall Management Inc. is not a subsidiary corporation of the Company.

Operations

The Company’s business operations consists of (1) display board advertising, and (2) an Internet online travel reservation system through its website, www.budgethotels.com. During the year ended November 30, 2003, the Company elected to discontinue its internet kiosks operations

Display Board Advertising

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

Advertising

Advertising rates for the spaces vary, depending upon the location of the advertisement on the board. Assuming that each board is fully occupied by an advertiser for a twelve-month period, the board could generate revenues of up to approximately $60,000.  This revenue is not indicative of the average board. It represents the high end of what a board can be rented out for based on the location of the board.  Additionally, there is no assurance that a board will be fully occupied during any twelve-month period. Currently, the boards are approximately 25% utilized. Each board on average over the last four years has generated approximately $9,000 of revenue per year.

Costs of Display Board Adverting

The cost of constructing and installing each board is approximately $5,000. Over the life of the boards, the operating costs (which are included in general and administrative costs) can significantly add to the ‘total’ cost of each board.

Marketing

The Company currently operates 78 boards throughout the United States and Canada. The boards range geographically from Vancouver, British Columbia, Canada to Miami, Florida. Due to the Company’s financial condition and limited personnel, the Company has primarily marketed advertising space on its various boards by telephone contact with potential advertisers. The Company recognizes, however, that the most effective method of selling its products is through direct and personal contact with potential customers. Accordingly, the Company originally intended to establish a network of area representatives who would sell the Company’s product on a commission basis. This plan, formulated at November 30, 2002, and held in abeyance for approximately one year, was to be revised and to concentrate on direct sales rather than telemarketing.  The plan has been discontinued.

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

As at November 30, 2004, the Company operates 78 boards throughout the United States and 3 in Canada.

Internet Website “ www.budgethotels.com”

The Company owns the website www.budgethotels.com (‘budgethotels”).

The Company takes hotel reservations on-line and obtains a commission from the respective hotel for each reservation. The Company receives a commission of 10% on each on-line reservation. As financial transaction security on the Internet improves, the Company anticipates that on-line reservations will increase. There is no assurance that the foregoing assumption will prove accurate.

On November 20, 2000, the Company entered into an Agreement with Pegasus Systems Inc. of Dallas, Texas under which approximately 37,000 hotels on the Pegasus system became accessible to visitors to the Company’s website. The Company paid Pegasus Systems an initial $10,000 and paid an additional $2,500 per month unless 2,500 reservations for the month were booked through the Company’s website. This agreement expired on November 30, 2003 and has not been replaced.

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

The Company believes that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website “www.budgethotels.com”. There is no assurance that such security precautions will be successful.

Company Offices

The Company’s headquarters are located at 1260 Hornby Street, Vancouver, British Columbia, Canada, V6Z 1W2 and its telephone number is (604) 669-7827.

Employees

The Company currently has no employees or consultants other than the President of Budgethotels Network Inc. and Info Center Inc.. Independent sales contractors are paid on a commission basis depending upon their duties. The Company intends to hire additional employees as working capital permits, and as required.

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

8.           Issuance of Additional Shares:  21,088,278 shares of Common Stock, or 42.18% of the 50,000,000 authorized shares of common Stock of the Company, are not issued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue additional shares to other persons, other than is described in this registration statement, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company from its authorized, but not issued shares, would have the effect of diluting the interest of existing shareholders.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

The Company does not own any real or personal property.

The Company’s registered office is located at 1260 Hornby Street, Vancouver, British Columbia, Canada, V6Z 1W3 and its telephone number is (604) 669-7827.

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

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

                   STOCLHOLDERS’ MATTERS

The Company’s Common Stock is quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “BUDH”. The Company’s shares began trading in August 1998. The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not necessarily represent actual transactions.

Fiscal Quarter	High Bid [1]	Low Bid [1]
2004
Fourth Quarter	$0.05	$0.025
Third Quarter	$0.05	$0.025
Second Quarter	$0.10	$0.04
First Quarter	$0.12	$0.06

2003
Fourth Quarter	$0.08	$0.03
Third Quarter	$0.09	$0.03
Second Quarter	$0.14	$0.05
First Quarter	$0.12	$0.05

[1]         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of November 30, 2004, the Company has identified 502 holders of record of its Common Stock.

The Company has not paid any dividends since its inception and does not anticipate paying dividends on its Common Stock in the foreseeable future.

ITEM 6.     MANAGEMENT’S DISCUSSIONS AND ANAYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the consolidated financial statements and the notes thereto:

OPERATIONS DURING THE FISCAL YEAR ENDED NOVEMBER 30, 2004.

The Company reports a net loss of $0.01 per share as compared to $0.02 per share in the prior year ended November 30, 2003. In dollar terms, the net loss decreased by $91,027, or 31.96% mainly due a decrease general and administrative expense, bad debts expense and a decrease in commission costs offset by a decrease in advertising revenues.

Sales for the year ended November 30, 2004 were $486,720, a decline of $126,482, or 20.63%, from the year ended November 30, 2003 due to a decrease of $77,403 in advertising revenues and a decrease of $49,079 in on-line bookings. The decrease is due to a reduction in commissioned sales personnel pending development of the Company’s new electronic Info-Center boards, a marketing plan for the new boards and to a reduction in the number of current boards in day-to-day operations.

Commissions relating to the generation of advertising revenues decreased by $56,781 or 28.19%, mainly as a result of a reduction in the number of sales personnel.

The Company’s general and administrative costs decreased by $20,140 or 3.85% as a result of a streamlining of the Company’s operations, which included closing the operations and administrative office in Kelowna, British Columbia, Canada.

The Company recorded a gain of $19,475 as a result of the sale of the assets and liabilities of its discontinued internet kiosk operation and a gain of $2,176 as a result of the write-off of a lease payable.

Non-cash charges relating to the depreciation decreased by $33,156.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash overdraft of $16,442 at November 30, 2004. Excluding items relating to the deferral of revenues and related commissions, the Company had a working capital deficiency of $59,754 as compared to a working capital deficiency of $100,028 at November 30, 2003.  The decrease in working capital deficiency compared to the previous year resulted primarily from a decrease of $28,929 in bank loans payable from bank loans of $47,630 to $18,701, a decrease in payroll taxes payable of $7,249, and a decrease in related party payables of $24,117. The Company’s accumulative deficit at November 30, 2004 was $1,775,648 as compared to $1,581,938 at November 30, 2003.

ITEM 7.    AUDITIED CONSOLIDATED FINANCIAL STATEMENTS

BUDGETHOTELS NETWORK, INC.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004 and 2003

C O N T E N T S

Independent Auditors’ Report                                                                                                                       3

Consolidated Balance Sheet                                                                                                                          4

Consolidated Statements of Operations                                                                                                        6

Consolidated Statements of Stockholders’ Equity (Deficit)                                                                          7

Consolidated Statements of Cash Flows                                                                                                       8

Notes to the Consolidated Financial Statements                                                                                           9

HLB Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Budgethotels Network, Inc.:

              We have audited the consolidated balance sheet of Budgethotels Network, Inc. as at November 30, 2004 and the consolidated statements of operations, stockholders' deficiency and cash flows for the year ended November 30, 2004.  These consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

              We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

              In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at November 30, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

              The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 10 to the financial statements, the company has suffered recurring losses from operations and its total liabilities exceeds its total assets.  These items raise substantial doubt about the company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 10.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              The financial statements as at November 30, 2003 and for the year then ended were audited by another firm of chartered accountants who expressed an opinion without reservation on those statements in their report dated February 10, 2004.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, BC

February 23, 2005

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.  Telephone: +1 604 435 4317  Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of HLB International.  A world-wide organization of accounting firms and business advisors.

BUDGETHOTELS NETWORK, INC.

Consolidated Balance Sheet

ASSETS
	November 30, 2004	November 30, 2003
Current Assets
Cash	$ --	$ 15,857
Accounts receivable	80,718	53,851
Prepaid commissions	--	32,149
Total Current Assets	80,718	101,857

Property and Equipment (Net)	-	54,221
Total Assets	$ 80,718	$ 156,078

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$ 102,470	$ 80,215
Bank overdraft	16,442	--
Bank loans	18,701	47,630
Payroll taxes payable	1,975	9,224
Lease payable – current portion	--	7,667
Related party payable	883	25,000
Unearned revenue	179,957	175,637
Total Current Liabilities	320,428	345,373
Long Term Liabilities
Leases payable	--	705
	320,428	346,078
Commitments and Contingencies (Note 5) Going Concern (Note 10)
Stockholders’ Deficiency
Preferred Stock; 1,000,000 shares authorized at $0.01 par value
Issued and outstanding; Nil shares
Common Stock; 50,000,000 shares authorized at $0.001 par value
Issued and outstanding; 28,911,722 for November 30, 2004 and 21,486,722 for November 30, 2003	28,912	21,487
Additional paid-in capital	1,507,026	1,370,451
Accumulated deficit	(1,775,648)	(1,581,938)
Total Stockholders’ Deficiency	(239,710)	(190,000)
Total Liabilities and Stockholders’ Deficiency	$ 80,718	$ 156,078

Director:____________________                     Director:_________________________

The accompanying notes are an integral part of these consolidated financial statements

BUDGETHOTELS NETWORK, INC.

Consolidated Statements of Operations

	For the Years Ended
	November 30, 2004	November 30, 2003
Revenue
Sales	$ 486,720	$ 613,202
Commission expense	142,499	199,280
Total Net Revenue	344,221	413,922
Expenses
General and administrative expense	502,875	523,015
Bad debts expense – net	8,285	42,372
Depreciation	48,422	81,578
Impairment expense	--	3,786
Total Expenses	559,582	650,751
Loss from Operations	(215,361)	(236,829)
Other Expenses (Income)
Gain on sale of domain name	--	(49,500)
Gain on write-off of lease payable	(2,176)	--
Gain on disposal of Internet 2U	(19,475)	--
Loss on disposition of debt	--	50,000
Interest expense	--	17,346
Total Other Expenses (Income)	(21,651)	17,846
Loss before Discontinued Operations	(193,710)	(254,675)
Discontinued operations
Loss from discontinued operations	--	30,062
Total Loss from Discontinued Operations	--	30,062
Net Loss	$ (193,710)	$ (284,737)

Basic Loss per Share
Continuing operations	$ (0.01)	$ (0.02)
Discontinued operations	-	-
Total Loss per Share	$ (0.01)	$ (0.02)

Weighted Average Number of Shares Outstanding	25,992,665	17,581,428

The accompanying notes are an integral part of these consolidated financial statements

BUDGETHOTELS NETWORK, INC.

Consolidated Statements of Stockholders’ Deficiency

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, November 30, 2002	15,895,281	$ 15,895	$ 1,089,365	$ (1,297,201)
Common stock issued for fixed assets at $0.08 per share	150,000	150	11,850	--
Common stock issued for services at $0.10 per share	2,941,441	2,942	171,736	--
Common stock issued to extinguish debt at $0.04 per share	2,500,000	2,500	97,500	--
Net loss for the year ended November 30, 2003	--	--	--	(284,737)
Balance, November 30, 2003	21,486,722	21,487	1,370,451	(1,581,938)
Common stock issued for services at $0.075 per share	100,000	100	7,400	--
Common stock issued for services at $0.02 per share	250,000	250	4,750	--
Common stock issued to extinguish debt at $0.01 per share	1,000,000	1,000	9,000	--
Common stock issued for cash	6,075,000	6,075	115,425	--
Net loss for the year ended November 30, 2004	--	--	--	(193,710)
Balance, November 30, 2004	28,911,722	$ 28,912	$ 1,507,026	$ (1,775,648)

The accompanying notes are an integral part of these consolidated financial statements

BUDGETHOTELS NETWORK, INC.

Consolidated Statements of Cash Flows

	For the Years ended
	November 30, 2004	November 30, 2003
Cash Flows from Operating Activities
Net loss	$ (193,710)	$ (284,737)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	48,422	81,578
Bad debts	--	42,372
Common stock issued for services	12,500	174,678
Common stock issued to extinguish debt	10,000	--
Impairment loss on fixed assets	--	15,262
Loss on disposition of debt	--	50,000
Gain on sale of domain name	--	(49,500
Changed in assets and liabilities:		--
Decrease (increase) in accounts receivable	(26,866)	2,709
Decrease (increase) in assets held for resale	--	38,084
Decrease (increase) in prepaid commissions	32,149	971
Decrease (increase) in prepaids and other receivables	--	(2,372)
Increase (decrease) in accounts receivable	22,258	39,429
Increase (decrease) in accrued liabilities	(7,250)	8,171
Increase (decrease) in related party payables	(24,118)	--
Increase (decrease) in unearned revenue	4,320	(109,597)
Net Cash Provided (Used) by Operating Activities	(122,295)	7,048
Cash Flows from Investing Activities
Proceeds from sale of domain name	--	49,500
Disposal of property and equipment	5,799	(8,441)
Net Cash Provided (Used) by Investing Activities	5,799	41,059
Cash Flows from Financing Activities
Proceeds from related parties	--	50,000
Payment on note payable – related party	--	(10,000)
Payments on bank loan	(28,929)	--
Payments on note payable	--	(63,522)
Payments on leases payable	(8,373)	(8,728)
Common stock issued for cash	121,500	--
Net Cash Provided (Used) by Financing Activities	84,198	(32,250)
Net Increase (Decrease) in Cash	(32,298)	115,857
Cash at Beginning of Year	15,857	--
Cash (Overdraft) at end of Year	$ (16,422)	$ 15,857

Supplemental Cash Flow Information
Cash Paid For:
Interest	$ --	$ 18,345
Non-Cash Financing Activities:
Common stock issued for services	$ 12,500	$ 174,678
Common stock issued for assets	--	12,000
Common stock issued for extinguishment of debt	10,000	100,000

The accompanying notes are an integral part of these consolidated financial statements

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 1 -    COMPANY BACKGROUND

The consolidated financial statements include those of Budgethotels Network, Inc. (BHI) (formerly known as budgethotels.com, inc.) and its wholly-owned subsidiaries, Info Center, Inc. (Info), R 403 Enterprises Ltd. (R 403) and, until November 30, 2003, Internet 2U.net, Inc. (Internet2U).  Collectively, they are referred to herein as “the Company”.

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

 The Company acquired Internet2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the President of the Company at the time), the assets acquired were recorded at the predecessor’s cost. The Company acquired fixed assets of $19,195 for a payment of $3,865 to the President, the assumption of the cash overdraft, and $10, for a total of $19,205. The excess purchase price was expensed.  The Company discontinued the operations of Internet 2 U in December 2003.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

a.  Basis of Presentation

The Company’s consolidated financial statements are denominated in U.S. dollars.

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

Description	Useful Lives
Advertising display boards Office furniture and equipment Computer software Website Computers Leasehold Improvements	7 years 7 years 3 years 3 years 3 years Life of Lease

c.  Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $13,004 at November 30, 2004 (2003 - $Nil).

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

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

d.    Provision For Taxes (Continued)

Net deferred tax assets consist of the following components as of November 30, 2004 and 2003:

	2004	2003
Deferred tax assets: NOL Carryover	$ 357,580	$ 309,300
Deferred tax liabilities: Depreciation Valuation allowance	-- (357,580)	(7,800) (301,500)
Net deferred tax asset	$ --	$ --

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended November 30, 2004 and 2003 due to the following:

	2004	2003
Book income Stock for services/Options expense Depreciation Valuation allowance	$ (74,481) 8,483 -- 65,998	$ (107,506) 2,380 2,980 102,146
	$ --	$ --

At November 30, 2004, the Company had net operating loss carryforwards of approximately $940,578 that may be offset against future taxable income from the year 2004 through 2024.  No tax benefit has been reported in the November 30, 2004 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

e.  Principles of Consolidation

The consolidated financial statements include those of Budgethotels Network Inc. and its wholly-owned subsidiaries, Info Center, Inc and R403 Enterprises Ltd.

  All material inter-company accounts and transactions have been eliminated.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Cash Equivalents

For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

g.  Basic Loss Per Share

For the Year ended November 30, 2004
(Numerator) Loss Amounts	(Denominator) Weighted Average Number of Shares	Basic Loss Per Share
$ (193,710)	25,992,665	$ (0.01)
For the Year ended November 30, 2003
(Numerator) Loss Amounts	(Denominator) Weighted Average Number of Shares	Basic Loss Per Share
$ (284,737)	17,581,425	$ (0.02)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements.  Common stock equivalents are not presented, as they are antidilutive in nature.

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

i.  Accounting for the Impairment or Disposal of Long-lived Assets

The Company has implemented SFAS 144 Accounting for the Impairment or Disposal of Long-lived Assets  to account for the impairment and disposal of long-lived assets. As a result of the implementation, the Company recorded impairment expense of $15,282 during the year ended November 30, 2003. $11,476 of the impairment loss in 2003 was included in discontinued operations. No impairment expense was recorded during the year ended November 30, 2004.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

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

k.  Revenue Recognition

The Company’s revenues are derived principally from the sale of advertisements located in bus and train terminals.  The Company amortizes revenues over the life of the contract with the customer which range from three months to one year.  Deferred revenue primarily comprises billings in excess of recognized revenue and payments received in advance of revenue recognition

The Company pays commissions to its sales people in full from the initial sales proceeds. The commissions are capitalized as a prepaid expense and amortized over the estimated life of the contracts. Prepaid commissions at November 30, 2004 were $Nil.

The Company also earns revenue through the sale of hotel reservations.  This is a commission the Company receives as it facilitates the booking of hotel rooms at various places through the Company’s website.  Deferred revenues reflect the amounts that are associated with reservations that have been made, through the Company’s website, for dates after the fiscal year end of November 30, 2004.

In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction.

l. Translation of Foreign Currencies

Amounts in foreign currencies are translated into U.S. dollars as follows:

i) Current assets and current liabilities at the exchange rate prevailing at the end of the year;

ii) Inventory, capital assets and investments in shares and joint ventures at the exchange rate prevailing on the date of acquisition;

iii) Income and expenses at the average annual rate.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Accounting for Stock-Based Compensation

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

                    n. Newly Issued Accounting Pronouncements

                    In April 2002, the FASB issued Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4).  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 3 -    BANK LOANS

The Company has three credit facilities, bearing interest at rates from prime plus 2% to 6.25%.  The loans are unsecured and are due on demand.

NOTE 4 -    PROPERTY AND EQUIPMENT

 Property and equipment, at cost, consists of the following:

	2004	2003
Advertising display boards Office furniture and equipment Computer software Website Sales manuals	$ 138,646 28,401 - 125,203 -	$ 138,646 32,706 5,222 125,203 -
	292,250	314,491
Accumulated depreciation	(292,250)	(260,270)
Net property and equipment	$ -	$ 54,221

Depreciation expense for the years ended November 30, 2004 and 2003 was $48,422 and $81,578, respectively. Impairment expense for the years ended November 30, 2004  and 2003 was $Nil and $15,282, respectively.

NOTE 5 -    COMMITMENTS AND CONTINGENCIES

The Company leased certain office equipment used in their operations under non-cancelable operating leases.  The lease terms expired beginning in January 2003 and ending in November 2003.  The monthly rental payment for the leases was $790. The leases have expired

NOTE 6 -    LICENSING AGREEMENTS

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

In August 2001, the Company negotiated a license with National Railroad Passenger Corporation (“Amtrak”), whereby the Company is granted the right to lease a portion of Amtrak owned and non owned railroad properties for the purposes of installing, operating and maintaining its advertising display boards. The license is for a period of 5 years. The cost to the Company ranges from $250 to $833 per month in year one, increasing to $281 to $933 in year five.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 7 -    COMMON STOCK

                    During the year ended November 30, 2004, the Company issued 100,000 and 250,000 S-8 registered shares for services rendered at a price of $0.075 and $0.02 per share, respectively, for a total of $12,500.

                    During the year ended November 30, 2004, the Company issued 1,000,000 shares of common stock at $0.01 per share in payment of advances totaling $10,000 from a related party.

During the year ended November 30, 2004, the Company issued 6,075,000 shares of common stock at $0.02 per for cash totaling $121,500.

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

NOTE 8 -    DILUTIVE INSTRUMENTS

a.  Stock Options

The Company applied Accounting Principles board (“APB”) Option 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to provide pro-forma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend  yield of zero percent for all years; expected volatility of 5.82 and 77.00 percent for 2003 and 2004 respectively; risk-free interest rates of 5.45 and 4.00 percent and expected lives of 1 year for 2003 and 2004 respectively.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 8 -   DILUTIVE INSTRUMENTS (Continued)

a.  Stock Options (Continued)

	For the Years ended November 30
	2004	2003
Net loss: As reported Pro-forma	$ (193,710) $ (331,585)	$ (284,737) $ (284,737)
Net loss per share: As reported Pro-forma	$ (0.01) $ (0.01)	$ (0.02) $ (0.02)

A summary of the status of stock options outstanding as of November 30:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year Granted Exercised Forfeighted	200,000 2,850,000 (350,000) (200,000)	$ 0.50 0.036 0.036 0.50	1,000,000 3,091,000 (3,091,441) (800,000)	$ 0.26 0.07 0.07 0.26
Outstanding at end of year Exercisable at year end	2,500,000 2,500,000	Nil	200,000 100,000	0.50
Weighted average fair value per option of options granted during the year	$ 0.036		$ 0.50

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 8 -   DILUTIVE INSTRUMENTS (Continued)

a.    Stock Options (Continued)

On November 1, 2000, the Company issued options to employees to purchase 1,200,000 shares of common stock at $0.25 per share, which exceeded the trading price of the shares at the date of issuance.  400,000 options vest immediately, 400,000 vest on November 1, 2001 and 400,000 vest on November 1, 2002. The options have expired, unexercised.

During the year ended November 30, 2004, the Company issued options to employees to purchase 350,000 shares of common stock at an exercise price range from $0.02 to $0.075 per share. All options granted were exercised as payment for services rendered.

During the year ended November 30, 2004 the Company has granted Michael R. Jones the options to purchase 2,500,000 shares at $0.065 per share expiring the earlier of three years from the date of grant or ninety days after the termination of employment as president of the Company’s subsidiary, Info Center Inc.

During the year ended November 30, 2003, the Company issued options to employees to purchase 2,941,401 shares of common stock at an exercise price range from $0.035 to $0.10 per share. All options granted were exercised as payment for services rendered.

During the year ended November 30, 2003, the Company issued options to employees to purchase 150,000 shares of common stock at an exercise price of $0.08 per share. All options were exercised as payment for fixed assets.

b.    Stock Purchase Warrants

There are 10,075,000 warrants outstanding as of November 30, 2004 to acquire additional shares of common stock of the Company at $0.04 per share. 3,700,000 warrants have a life of one year and the balance have a life of two years.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 9 -    LEASES PAYABLE

There were no leases payable at November 30, 2004.  Leases payable at November 30, 2003 consisted of the following:

                                                                                                                  2004     2003

Lease payable to Qualica Financial Group, bearing 16.49%

interest, due April 1, 2004, monthly payments of $296, secured

by fixed assets.                                                                                    $          -   $  1,419

Lease payable to Qualica Financial Group, bearing 12.80%

interest, due August 1, 2004, monthly payments of $276, secured

by fixed assets.                                                                                                -       2,359

Lease payable to Qualica Financial Group, bearing 15.50% interest,

due February 1, 2005, monthly payments of $361, secured by

fixed assets.                                                                                                     -       4,594

                    Total                                                                                                               -        8,372

Less current maturities                                                                         -       7,667

Long-term debt                                                                         $          -   $     705

NOTE 10 -  GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,775,648 at November 30, 2004 and has failed to produce positive cash flows from operations for the years ended November 30, 2004 and 2003, which together raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.  Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 11 - RELATED PARTY PAYABLE

                    During the year ended November 30, 2004, a shareholder of the Company who had advanced $10,000 to the Company was issued 1,000,000 of common stock as repayment.

                    Accounts payable includes a balance of $60,699 (2003 - $Nil) due to an officer of the Company.

NOTE 12 - SEGMENT INFORMATION

                    The Company generates revenues from two segments, as listed below. The Company has no customers who comprise over 5% of revenues or receivables and derives approximately 8% of its revenues from Canada, with the balance being derived from the United States.

                    November 30, 2004:

	Display Boards	Reservation System	Total
Total Assets	$ 73,531	$ 7,187	$ 80,718
Total Revenues	$ 446,283	$ 40,437	$ 486,720
Net Income (Loss)	$ (177,752)	$ (15,958)	$ (190,710)

                    November 30, 2003:

	Display Boards	Reservation System	Total
Total Assets	$ 68,307	$ 87,771	$ 156,078
Total Revenues	$ 523,686	$ 89,516	$ 613,202
Net Income (Loss)	$ (325,633)	$ 70,958	$ (254,675)

NOTE 13 – FINANCIAL INSTRUMENTS

Fair Value Disclosures –

The carrying value of cash, accounts receivable, accounts payable, bank overdraft and bank loans approximate their fair values due to the relatively short periods to maturity of the instruments.

Foreign Currency Risk –

The Company operates in the United States of America and Canada, which gives rise to the risk that cash flows may be adversely affected by exchange rate fluctuation.  The Company does not participate in future contracts for foreign exchange hedges.

BUDGETHOTELS NETWORK, INC.

Notes to the Consolidated Financial Statements

November 30, 2004 and 2003

NOTE 14 – DISPOSAL OF SUBSIDIARY AND DISCONTINUED OPERATIONS

In December 2003, the Company discontinued the Internet 2U Division. The following is a summary of the discontinued operations for the years ended November 2004 and 2003. No income tax benefit has been attributed to the discontinued operations.

	For the Years Ended November 30
	2004	2003
Revenues Cost of Sales	$ -- --	$ 7,178 6,518
Gross Margin	--	660
Expenses Interest expense Impairment expense General and administrative expense	-- -- --	999 11,476 18,427
Total Expenses	--	30,722

Loss from Operations	--	30,062)
Net Operations Loss from Discontinued	$ --	$ (30,062)

During the year ended November 30, 2004 the Company sold its 100% interest in Internet 2 U for proceeds of $1.  The carrying value of the liabilities of Internet 2 U at the date of sale was as follows:

           Bank indebtedness                                           $           14,881

           Lease payable                                                                  4,594

                                                                                    $           19,475

NOTE 15 –SUBSEQUENT EVENT

On February 24, 2005 the Company signed a letter of intent to sell 88.2% of the common shares of the Company to Edentify, Inc. (the “Purchaser”). Pursuant to the letter of intent dated February 24, 2005 the Purchaser will deposit $75,000 into an escrow account for the benefit of the Company, and will pay an additional $75,000 to the Company within 45 days of execution of definitive agreements for the transaction.

In accordance with the terms of the letter of intent, the Company must execute a reverse 10-for-1 split of the Company’s common stock, such that after the split the Company’s common stock will consist of 2,841,172 common shares.  Additionally, prior to the date of closing the Company must execute a distribution agreement with its subsidiary InfoCenter, Inc., to the effect that all of the issued and outstanding shares of InfoCenter, Inc. owned by Budgethotels Network Inc. will be distributed to the shareholders of the Budgethotels Network Inc. as of a record date immediately prior to closing on the reverse acquisition Budgethotels Network Inc. through a registration statement on Form SB-2 or otherwise by November 30, 2005.

ITEM 8.     CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON

                   ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended November 30, 2004, the Company changed accountants from HJ & Associates LLP, Certified Public Accountants, of Salt Lake City, Utah to HLB Cinnamon Jang & Willoughby, Chartered Accountants, of Burnaby, British Columbia. This change was a result of management’s decision to appoint a local auditor to reduce costs and audit travel.

ITEM 9.     DIRECTORS, OFFICERS PROMOTERS AND CONTROLL PERSONS;

                   COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

                    The following persons were directors and/or officers of the Company during the year ended November 30, 2004:

William P. McLaws, Chief Executive Officer, President, Chief Financial Officer and Director

                    Mr. McLaws is a businessman who initially served as a temporary Director between August 2002 and September 15, 2002. He again became a Director on January 6, 2004, at which time he became Chief Executive Officer, President and Chief Financial Officer.

Robert L. Chalmers, Director

                    Mr. Chalmers is a self-employed, independent businessman. He became a direcrtor in January, 2004.

 ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

					Long Term Compensation -----------------------------
	Annual Compensation -----------------------------------------------				Awards -----------------------------		Payouts ----------
Name and Principal Position ---------------------	Year ---------	Salary ---------	Bonus ---------	Ot Other - ---------	Restricted Stock Awards --------------	Secuirites Underlying Options/ SaRs --------------	LTIP Payouts ------------	Other Compansation ------------------
Wm. P McLaws President,CEO	2004	Nil	Nil	$47,750	N/A	N/A	N/A	N/A
Robert L. Chalmers Director	2004	Nil	Nil	$ Nil	N/A	N/A	N/A	N/A

ITEM 11.    SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As at November 30, 2004, the Company had 502 holders of record holding a total of 28,911,722 common shares. 4,000,000 shares (13.83%) are beneficially held by Wm. P. Mclaws, the CEO of the Company, and 2,000,000 shares are beneficially held by M. Jones, the President of Info Center.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In addition to the transactions noted in Item 11 above, the  Company repaid advances of $25,000 by issuinq 1,000,000 share of common stock at $0.01 per share and making a cash payment of  $15,000

ITEM 13.    EXHIBITS AND REPORTS FILED ON FORM-8K

 Not applicable.

ITEM 14.    CONTROLS AND PROCEDURES

The Company maintains very basic controls. Management decisions are made by the Company’s President and Board of Directors. All deposits are in the form of checks, which are deposited by the Company’s bookkeeper.  Checks are issued under the direction of the Company’s president. The Company’s bookkeeper is responsible for recording the day-to-day sales and accounts receivable transactions of the Company’s wholly owned subsidiaries. An independent accounting office records all other transactions and provides a preliminary consolidated trial balance. The Company employs an accounting consultant to review these records on a quarterly basis and and to prepare Form 10-QSB and Form 10-KSB. The Form 10-QSB is reviewed by the Company’s auditors, who also audit the Form 10-KSB. The accounting consultant is responsible for filing the Form 10-QSB and the Form 10-KSB.

ITEM 15 .    PRINCIPAL ACCOUNTING FEES AND SERVICES.

As noted in Item 14, above, the Company employs the services of a bookkeeper  to record day-to-day sales and receivable transactions, an independent accounting office to record all other transactions and an accounting consultant to review the records and prepare, and file, the quarterly Form 10-QSB and annual Form 10-KSB. These documents are review by the Company’s independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUDGETHOTELS NETWORK, INC.
- (registrant)
Date: February 28, 2005	By: /s/ William P. McLaws
William P. McLaws, Chief Executive Officer, President, Chief Financial Officer and a member of the Board of Directors.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Budgethotels Network, Inc. (the “Company”) on Form 10-KSB for the year ending November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I William P. McLaws, Chief executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

Date: February 28, 2005

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

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors, and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)       all significant deficiencies in the design or operation of interrnal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls: and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 28th day of February, 2005.

/s/ William P. McLaws  Chief Executive Officer and Principal Financial Officer