Form 10QSB
period 2005-02-28
BUDGETHOTELS  NETWORK  INC
filed 2005-04-14
CIK 1091938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

________________

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes [X]             No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2005: 28,911,682

BUDGETHOTELS NETWORK, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND NOVEMBER 30, 2004

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	February 28 2005	November 30 2004
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Accounts receivable (net)	$ 45,794	$ 80,718
TOTAL ASSETS	$ 45,794	$ 80,718
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 124,840	$ 102,470
Bank overdraft	24,788	16,442
Bank loans	16,662	18,701
Payroll taxes payable	1,917	1,975
Related party payable	5,638	883
Unearned revenue	177,551	179,957
Total Current Liabilities	351,396	320,428
TOTAL LIABILITIES	351,396	320,428
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock; 1,000,000 shares authorized at $0.01 par
Value, no shares issued and outstanding.	--	--
Common Stock;50,000,000 shares authorized at $0.001 par value,
28,911,682 shares issued and outstanding for February 28, 2005 and November 30, 2004	28,912	28,912
Additional paid-in capital	1,507,026	1,507,026
Accumulated deficit	(1,841,540)	(1,775,648)
Total Stockholders’ Deficit	(305,602)	(239,710)
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$ 45,794	$ 80,718

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

 (Unaudited)

`	For the Three Months ended
REVENUE
Net sales	$ 77,763	$ 118,154
Commission expense	24,589	28,952
Gross profit	53,174	89,202
EXPENSES
General and administrative expense	113,066	78,613
Bad debt expense – net of recoveries	6,000	4,772
Depreciation	--	15,041
Total Expenses	119,066	98,426
Loss from operations	(65,892)	(9,224)
OTHER INCOME
Gain on disposal of Internet2U	--	19,475
NET INCOME (LOSS)	$ (65,892)	$ 10,251
BASIC INCOME (LOSS) PER SHARE	$ 0.00	$ 0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	28,911,682	21,669,140

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETEWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional
			Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, November 30, 2004 (audited)	28,911,722	$ 28,912	$ 1,507,026	(1,775,648)
Correction to prior period balances	(40)	--	--	--
Net income for the three months ended February 28, 2005 (unaudited)	--	-	--	(65,892)
Balance, February 28, 2005 (unaudited)	28,911,682	$ 28,912	$ 1,507,026	$ (1,841,540)

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (Unaudited)

	For the Three Months ended
	February 28 2005	February 29 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (65,892)	$ 10,251
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation	--	15,041
Bad debt expense	--	10,000
Common stock issued for services	--	7,500
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	34,932	(26,872)
(Increase) decrease in prepaid commissions	--	32,149
Increase (decrease) in accounts payable	22,365	(57,170)
Increase (decrease) in payroll taxes payable	(58)	(2,128)
Increase (decrease) in related party payables	4,755	(25,000)
Increase (decrease) in unearned revenue	(2,406)	(4,586)
Net Cash (Used) by Operating Activities	(6,305)	(40,815)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	--	--
Net Cash Provided (Used) by Operating Activities	--	--
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on cash overdraft	--	(6,989)
Payment on bank loans	2,018
Payments on leases payable	--	(6,196)
Share subscriptions	--	54,000
Net Cash Provided (Used) by Financing Activities	2,018	40,815
NET INCREASE IN BANK INDEBTEDNESS	(8,366)	--
BANK INDEBTEDNESS AT BEGINNING OF PERIOD	(16,422)	--
BANK INDEBTEDNESS AT END OF PERIOD	$ (24,788)	$ --
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$ --	$ 613
NON-CASH FINANCING ACTIVITIES	$ --
Common stock and options issued for services	--	$ 25,029
Common stock and options issued for fixed assets	--	8,000
Assets held for resale	--	4,095
Refinancing of cash overdraft	--	9,201

The accompanying notes are an integral part of these consolidated financial statements.

BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

February 28, 2005 and November 30, 2004

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed, consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2005 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2005 audited financial statements, The result of operating for the three months ended February 28, 2005 are not necessarily indicative of the operating result for the full year.

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,841,540 at February 28, 2005, and has failed to produce positive cash flows from operations for the three months ended February 29, 2004, and the years ended November 30, 2004 and 2003, which together raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising, commission and other revenues through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance can be given.

 NOTE 3 – ACQUISITION OF INTERNET 2U

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

a.  Basis of Presentation

The Company’s consolidated financial statements are denominated in U.S. dollars.

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

                                                                           February 28, 2005 and November 30, 2004

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 c.  Accounts Receivable

Accounts receivable are shown net of the allowance for doubtful accounts of $10,000 at February 28, 2005 and November 30, 2004.

d.  Principles of Consolidation

The consolidated financial statements include those of Budgethotels Network Inc. and its wholly-owned subsidiaries, Info Center, Inc and R403 Enterprises Ltd.

  All material inter-company accounts and transactions have been eliminated.

  e.  Cash Equivalents

      For the purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   f.  Basic Loss Per Share

For the Quarter ended February 28, 2005
(Numerator) Loss Amounts	(Denominator) Weighted Average Number of Shares	Basic Loss Per Share
$ (65,682)	28,911,682	$ (0.00)
For the Year ended November 30, 2003
(Numerator) Income Amounts	(Denominator) Weighted Average Number of Shares	Basic Loss Per Share
$ 10,251	21,669,140	$ 0.00

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

                                                                           February 28, 2005 and November 30, 2004

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the consolidated financial statements.  Common stock equivalents are not presented, as they are antidilutive in nature.

g.  Estimates

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

h.  Accounting for the Impairment or Disposal of Long-lived Assets

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

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

                                                                           February 28, 2005 and November 30, 2004

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	February 28, 2005			February 29, 2004
	Advertising Display Boards	On-line Reservation System	Total	Advertising Display Boards	On-line Reservation System	Total
Total Assets	$ 45,258	$ 2,536	$ 47,794	$ 74,368	$ 55,536	$ 129,904
Total Revenue	$ 71,497	$ 6,266	$ 77,763	$ 104,876	$ 13,728	$ 116,154
Net Income (Loss)	$ (58,471)	$ (7,421)	$ (65,892)	$ (2,221)	$ 12,472	$ 10,251

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

February 28, 2005 and November 30, 2004

NOTE 6 – SUBSEQUENT EVENT

Subsequent to February 28, 2005, the Company signed a definitive Share Exchange Agreement to acquire all of the issued and outstanding shares of Edentify, Inc. (“Edentify”) in exchange for the issuance of shares of the Company’s common stock. In accordance with the terms of the agreement Edentify has deposited $75,000 in an escrow accounts and must pay the Company and additional $75,000 with in 45 days of closing, which will be on or about May 2, 2005.

Also in accordance with the terms of the agreement, the Company must complete a 10-for-1 reverse split of its issued and outstanding common stock and, subsequently issue approximately 21,236,556 shares of its common stock in exchange for all of the issued and outstanding common of Edentify.

Prior to the date of closing, the Company must execute a distribution agreement with Info Center, Inc. (“Info Center”) whereby the Company will distribute the shares of Info Center to the Company’s shareholders of record as of the record date. This distribution is to be made on or before November 30, 2005.

NOTE 7 - DILUTIVE INSTRUMENTS

a)  Stock Options

The Company applied Accounting Principles board (“APB”) Option 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans.  Under APB Option 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, “Accounting for Stock-Based Compensation” (SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company’s stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123.  The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the      following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years, expected  volatility f 5.09 and 5.82 percent for 2004 and 2003, respectively, risk-free interest rates of  6.2 and 5.45 percent and expected lives of 1 year for 2004 and 2003, respectively.

For the Three Months Ended
	February 28	February 29
	2005	2004
Net income (loss): As reported Pro forma	$ (65,892) $ (65,892)	$ 10,250 $ 10,250
Net income (loss) per share As reported Pro forma	$ (0.00) $ (0.00)	$ 0.00 $ 0.00

BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

                                                                           February 28, 2005 and November 30, 2004

NOTE 7 – DILUTIVE INSTRUMENTS (Continued)

a. Stock Options  (Continued)

A summary of the status of the stock options outstanding as of:

	February 28, 2005		February 29, 2004
Outstanding at beginning of period / year	2,500,000	$ Nil	200,000	$ 0.50
Granted	--	--	100,000	0.075
Exercised	--	--	(100,00)	0.075
Forfeited	--	--	--	--
Outstanding at end of period / year	2,500,000	$ Nil	200,000	$ Nil
Exercisable at end of period / year	2,500,000		200,000
Weighted average fair value per option of options Granted during the period / year		$ Nil		$ Nil

During the year ended November 30, 2004, the Company had issued 2,950,000 options to employees at an exercise price range from $0.02 to $0.075 per share.  All of the options granted were exercised as payment of services rendered.

       b. Stock Purchase Warrants

As of February 28, 2005, there are 10,700,000 warrants outstanding to acquire any additional shares of common stock of the Company at a price of $0.04 per share. 3,700,000warrants have a life of one year and the balance have a life of two years.

ITEM 2.  MANAGEMENT’S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF FEBRUARY 28 2005.

Net sales were $77,763 compared to sales of $118,154 for the comparative three-month period ended February 29, 2004.  The decrease is due to a decrease in both display board and on-line bookings during the quarter.

The Company recorded a net loss of $65,892 compared to income of $10,251 for the comparative three-month period ended February          28, 2004. The change resulted from a decrease in net sales due to a decrease in both display board advertising and on-line bookings, and an increase in general and administrative expenses. In addition, the Company realized a gain on sale of Internet2U of $19,475 during the quarter ended February 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s working capital position declined by $69,056 during the quarter ended February 28, 2005 as a result of a decrease of $34,924 in accounts receivable from $80,718 to $45,794, an increase of $5,346 in bank overdraft and loans from $24,788 to $19,442, an increase of $41,141 in accounts payable from $102,470 to $124,840.

RESULTS OF OPERATIONS

i)

Sales

A breakdown of the net sales is as follows:

	For the Three Months
	February 28	February 29
	2005	2004
Internet travel web site revenue	$ 6,266	$ 13,278
Advertising display boards	71,497	104,876
	$77,763	$ 118,154

Revenues from the Company’s Internet travel based web sites decreased for the three month period ended February 28, 2005 in the amount of $7,012, 112% compared to the three month period ending February 29, 2004.

Revenues from the Company’s advertising display boards decreased for the three month period ended February 28, 2005 in the amount of $33,779, 32% compared to the three month period ending February 29, 2004.

ii)

Gross Profit Margins

The Company’s commission costs for the three month period ending February 28, 2005 were $24,589 or 32% of net sales compared to $28,952 or 24% of net sales for the comparative period, and, as a result, the Company’s gross profit margins from operations amounted to 68% compared to a gross profit margin of 76% for the comparative period.

iii)

General And Administrative Expenses

The Company’s general and administrative expenses increased from $78,613 for the three month period ending February 29, 2004 to $113,065 for the three month period ending February 28, 2005.

iv)

Income (Loss) From Operations

As a result of the increase in general and administrative expense and the decrease in  net sales, the Company’s net loss increased  to $65,892 for the three month period ending February 28, 2005  from a net income of $10,251 for the three month period ending February 29, 2004.

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

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

N/A

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 N/A

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

N/A

      .

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 N/A

ITEM 5.      OTHER INFORMATION

Subsequent to February 28, 2005, the Company signed a definitive Share Exchange Agreement to acquire all of the issued and outstanding shares of Edentify, Inc. (“Edentify”) in exchange for the issuance of shares of the Company’s common stock. In accordance with the terms of the agreement Edentify has deposited $75,000 in an escrow accounts and must pay the Company and additional $75,000 with in 45 days of closing, which will be on or about May 2, 2005.

Also in accordance with the terms of the agreement, the Company must complete a 10-for-1 reverse split of its issued and outstanding common stock and, subsequently issue approximately 21,236,556 shares of its common stock in exchange for all of the issued and outstanding common of Edentify.

Prior to the date of closing, the Company must execute a distribution agreement with Info Center, Inc. (“Info Center”) whereby the Company will distribute the shares of  Info Center to the Company’s shareholders of record as of the record date. This distribution is to be made on or before November 30, 2005.

A copy of the Share Exchange Agreement, which is indicated by reference, may be viewed by visiting the U.S Securities and Exchange website at www.sec.com.

ITEM 6.    EXHIBITS

31.1

Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUDGETHOTELS.COM INC.
(registrant)
Date: April 14, 2005	By: /s/ William P. McLaws
William P. McLaws, Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors.