Form 10QSB
period 2005-06-30
EDENTIFY, INC.
filed 2005-08-15
CIK 1091938

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[X]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the Four Months Ended June 30, 2005

                       Commission File Number: 000-26909


                                 EDENTIFY, INC.
                                 --------------
       (Exact name of small business issuer as specified in its charter)


               NEVADA                                    91-1280046
-------------------------------------         ---------------------------------
     State or other jurisdiction              (IRS Employer Identification No.)
    incorporation or organization)


                          74 WEST BROAD ST., SUITE 350
                         BETHLEHEM, PENNSYLVANIA, 18018
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (610) 814-6830
                          ---------------------------
                          (Issuer's telephone number)

                           BUDGETHOTELS NETWORK, INC.
                          ---------------------------
         (Former name or former address, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 24,501,455 shares of common stock, $0.001 par value, outstanding as of August 2, 2005.
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                June 30,
                                                                                  2005
                                                                               -----------

                                    ASSETS
Current assets:
  Cash                                                                         $   373,670
  Accounts receivable                                                                8,001
  Prepaid expenses                                                                  47,781
  Other assets                                                                           -
  Accounts receivable - related party                                                  120
                                                                               -----------

    Total current assets                                                           429,572
                                                                               -----------

Property and equipment, net                                                      1,379,484
                                                                               -----------

    Total assets                                                               $ 1,809,056
                                                                               ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    73,515
  Bank overdraft
  Notes payable (Note 6)                                                           260,000
  Payroll taxes payable                                                             10,050
  Related party payable
  Unearned revenue
  Distribution payable                                                             285,314
  Accrued expenses and other curr liab. (Note 7)                                 1,031,135
                                                                               -----------

  Total current liabilities                                                      1,660,014
                                                                               -----------

  Long-Term debt (Note 6)                                                          125,000

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                      24,501
  Additional paid-in capital                                                     2,416,437
  Accumulated deficit                                                           (2,416,896)
                                                                               -----------

  Total liabilities & stockholders' equity                                     $ 1,809,056
                                                                               ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                  Cumulative Period
                                                      Four Months            Four Months            August 27, 2004
                                                     Ended June 30,         Ended June 30,        (inception) through
                                                         2004                   2005                June 30, 2005
                                                     --------------         --------------        -------------------
Revenues:
Sales, net                                            $         -           $         -                $         -

                                                      -----------           -----------                -----------
Total revenues:                                                 -                     -                          -

Cost of sales                                                   -                     -                          -
                                                      -----------           -----------                -----------

Gross profit                                                    -                     -                          -
                                                      -----------           -----------                -----------

Operating expenses:
Selling expenses                                                -                     -                          -
General & administrative expenses                               -               271,269                    380,843
Depreciation                                                    -                   593                        818
Bad debt expense                                                -                     -                          -
                                                      -----------           -----------                -----------

Total operating expenses                                        -               271,862                    381,661

Other income/(expense):
Other income/(expense)                                          -                  (162)                      (538)
Financing costs                                                                (100,000)                  (125,000)
Interest expense                                                -               (17,576)                   (21,309)
                                                      -----------           -----------                -----------

Total other income /(expense)                                   -              (117,738)                  (146,847)
                                                      -----------           -----------                -----------

Net loss from operations before
  income taxes                                                  -              (389,600)                  (528,508)

Income tax expense                                              -                     -                          -
                                                      -----------           -----------                -----------

Net loss from continuing operations                   $         -           $  (389,600)               $  (528,508)

Discontinued  Operations

Loss on discontinued operations of
subsidiary                                                (82,156)              (51,294)                  (274,056)
                                                      -----------           -----------                -----------

Net Loss                                              $   (82,156)          $  (440,894)               $  (802,564)
                                                      ===========           ===========                ===========
Basic and diluted loss per common share
  Continued Operations                                $      (.00)          $      (.02)               $      (.02)
  Discontinued Operations                             $      (.00)          $      (.00)               $      (.01)
                                                      -----------           -----------                -----------
Net Loss                                              $      (.00)          $      (.02)               $      (.03)
                                                      ===========           ===========                ===========

Weighted average shares outstanding                    24,501,425            24,501,425                 24,501,425
                                                      ===========           ===========                ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                   Cumulative Period
                                                       Six Months            Six Months             August 27, 2004
                                                      Ended June 30,        Ended June 30,        (inception) through
                                                          2004                  2005                 June 30, 2005
                                                     --------------         --------------        -------------------
Revenues:
Sales, net                                            $         -           $         -                $         -
                                                      -----------           -----------                -----------
Total revenues:                                                 -                     -                          -

Cost of sales                                                   -                     -                          -
                                                      -----------           -----------                -----------
Gross profit                                                    -                     -                          -
                                                      -----------           -----------                -----------

Operating expenses:
Selling expenses                                                -                     -                          -
General & administrative expenses                               -               366,628                    380,843
Depreciation                                                    -                   818                        818
Bad debt expense                                                -                     -                          -
                                                      -----------           -----------                -----------

Total operating expenses                                        -               367,446                    381,661

Other income /(expense):
Other income /(expense)                                         -                  (142)                      (538)
Financing costs                                                                (125,000)                  (125,000)
Interest expense                                                -               (21,309)                   (21,309)
                                                      -----------           -----------                -----------
Total other income /(expense)                                   -              (146,451)                  (146,847)
                                                      -----------           -----------                -----------
Net loss from operations before
   income taxes                                                 -              (513,897)                  (528,508)

Income tax expense                                              -                     -                          -
                                                      -----------           -----------                -----------
Net loss from continuing operations                   $         -           $  (513,897)               $  (528,508)

Discontinued  Operations

Loss on discontinued operations of
subsidiary                                                (93,569)              (88,957)                  (274,056)
                                                      -----------           -----------                -----------
Net Loss                                              $   (93,569)          $  (602,854)               $  (802,564)
                                                      ===========           ===========                ===========

Basic and diluted loss per common share
  Continued Operations                                $      (.00)          $      (.02)               $      (.02)
  Discontinued Operations                             $      (.00)          $      (.00)               $      (.01)
                                                      -----------           -----------                -----------
Net Loss                                              $      (.00)          $      (.02)               $      (.03)
                                                      ===========           ===========                ===========

Weighted average shares outstanding                    24,501,425            24,501,425                 24,501,425
                                                      ===========           ===========                ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                              Cumulative Period
                                                                          For the Six         For the Six      August 27, 2004
                                                                          Months Ended        Months Ended   (inception) through
                                                                         June 30, 2004       June 30, 2005      June 30, 2005
                                                                         -------------       -------------   -------------------
Cash flows from operating activities:
 Net loss from continuing operations                                          $      -        $  (513,897)      $  (528,508)
 Net loss from discontinued operations                                        $(93,569)       $   (88,957)      $  (274,056)

Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation of property and equipment                                         34,115                818            38,404
Amortization of deferred financing costs                                             -            125,000           125,000
 Common stock issued for services                                               27,500
 Declaration of dividend payable on spin-off of
subsidiary, net                                                                      -             21,958            21,958
Common stock issued to extinguish debt                                               -                  -            10,000
Changes in assets and liabilities:
 Prepaids                                                                       25,805            (25,281)          (40,755)
 Accounts receivable, trade                                                    (36,409)            (8,001)           81,112
 Accounts receivable, related party                                            (25,000)              (120)             (120)
 Accounts payable, trade                                                       (47,698)            63,992            42,330
 Payroll tax payable                                                            (5,313)            10,050             8,267
Deferred revenue                                                                 4,165                  -          (187,234)
Stock subscription liability                                                    54,000                  -                 -
Dividend payable                                                                     -                  -           285,314
 Other liabilities and accrued expenses                                            278          1,031,135         1,031,135
                                                                              --------        -----------       -----------

 Net cash (used in) provided by operating
   activities                                                                  (62,126)           616,697           612,847
                                                                              --------        -----------       -----------

Cash flows from investing activities:
 Purchase of software and verification technology                                    -         (1,344,911)       (1,344,911)
 Disposal of property and equipment                                                                                   5,799
 Purchase of property and equipment, net                                             -            (30,048)          (46,893)
                                                                              --------        -----------       -----------

 Net cash provided by (used in)
   investing activities                                                       $      -        $(1,374,959)       (1,386,005)
                                                                              --------        -----------       -----------
Cash flows from financing activities:
 Proceeds from long-term borrowing                                            $      -        $ 1,060,000         1,160,000
 Proceeds from sale of common stock                                             41,000
 Payment on lease payable                                                       (3,082)                             (13,172)
                                                                              --------        -----------       -----------
 Net cash provided by financing
activities                                                                      37,918          1,060,000         1,146,828
                                                                              --------        -----------       -----------

 Net decrease (increase) in cash and cash
equivalents                                                                    (24,208)           301,738           373,670

Cash and cash equivalents at beginning of period                                24,208             71,932                 -
                                                                              --------        -----------       -----------
Cash and cash equivalents at end of period                                    $      -        $   373,670       $   373,670
                                                                              ========        ===========       ===========

Supplemental disclosures of cash flow information:
  Common stock issued for services                                            $ 27,500        $         -       $         -
                                                                              ========        ===========       ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
         Notes to Unaudited Condensed Consolidated Financial Statements
         --------------------------------------------------------------

NOTE 1: COMPANY DESCRIPTION

     Edentify, Inc. ("Edentify") was formed in August 2004 with the mission of becoming the leading organization dedicated to developing and deploying technology solutions utilized in preventing identity theft and fraud. It is currently a later-stage development company and is poised to begin a period of increased growth. Edentify will accomplish this mission through intense analysis of the means through which these crimes are perpetrated and the development of new technological and procedural solutions to assist corporations, the government and consumers in the fight against identity fraud and related crime.

     Currently, Edentify owns the intellectual property rights to two solutions aimed at detecting and preventing identity fraud. One is a patented information-based solution that analyzes identity information of individuals in large corporate databases and is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)). This technology is currently used in screening new checking account applications at nearly every major bank in the U.S. and will continue to be marketed to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments. The second intellectual property is a biometric solution (technology-based solution) marketed through and named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"), that combines face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Focused on high performance and reliability, the InMotion Biometrics technology offers significantly improved recognition capabilities of existing biometric technologies, eliminates the possibility of spoofing by using challenge response and reduces the inconvenience to the user.

     Edentify markets each technology through channel partners in each specific vertical. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a foolproof enrollment and subsequent identity protection system.

NOTE 2: REORGANIZATION

     On February 29, 2005, BudgetHotels Networks, Inc. ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and is also required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on or before July 31, 2005.

     Upon the reverse split becoming effective, Budget will then be required to issue a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, will have a total of approximately 24,501,000 shares of common stock issued and outstanding.

     Prior to the Closing Date of the Exchange, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution is required to be completed on or before January 31, 2006. The Company has recorded a distribution payable of approximately $285,000 as of June 30, 2005.

     The operations regarding our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America.

     The acquisition resulted in the owners and management of Edentify having effective operating control of the combined entity after the acquisition, with the existing Budget investors continuing as only passive investors.

     Under accounting principles generally accepted in the United States (US
GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Edentify for the net monetary assets of Budget, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Budget), are those of the "legal acquiree" (Edentify) (i.e. the accounting acquirer).

NOTE 3: BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of June 30, 2005 and for the four and six months ended June 30, 2005 and 2004 and for the cumulative period August 27, 2004 (inception) through June 30, 2005 are unaudited. The above mentioned financial statements include the accounts of Edentify, Inc., (the "Company") a Nevada corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The interim condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (SEC), and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

     These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended November 30, 2004, as filed with the SEC on February 28, 2005, the Company's Form 10QSB for the three months ended February 28, 2005 filed with the SEC on April 14, 2005 and Form 8-K/A filed on June 30, 2005 and July 15, 2005, respectively.

NOTE 4: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

     The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company intends to recognize revenue after delivery and acceptance of the product. To the extent the Company sells software, revenue will be recognized in accordance with Statement of Position 97-2, Software Revenue Recognition.

     The Company intends to provide support services for some of its products. Payments received by the Company for these services will generally be recorded as deferred revenue and recognized over the term of the services.

CASH & CASH EQUIVALENTS

     For purposes of cash flow, cash consists of unrestricted cash balances held at area banks, and cash held in escrow.

PROPERTY AND EQUIPMENT

     Property and Equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the assets (5 to 10 years).

INTANGIBLES

     Intangible assets are stated at cost. Amortization is provided using the straight-line method over the estimated useful life of the assets (10 years).

INCOME TAXES

     Edentify, Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and Liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

     As of June 30, 2005, operations have not commenced. Deferred taxes, if recorded, would be the difference between the amount of pre-organization costs deferred until operations begin and the accumulated deficit at June 30, 2005.

NOTE 5: SOFTWARE AND VERIFICATION TECHNOLOGY PURCHASE

     On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration to be paid for the technology will be $100,000 cash plus 4.767% of the issued and outstanding shares of common stock, warrants to purchase an additional 41.67% of the number of shares issued to such recipients of the stock (representing 4.767% of the issued and outstanding common stock of the surviving corporation), an assumption of debt totaling $127,000, and a convertible note agreement for $260,000 as more fully described in Note 6. At June 30, 2005, amounts totaling $77,750 have been paid toward the purchase. The Company valued total consideration for the software as follows:


       Cash                        $  100,000
       Stock valuation                805,522
       Debt assumption                127,000
       Convertible note               260,000
       Warrants                           560
                                   ----------

       Total consideration         $1,293,082
                                   ==========

NOTE 6: DEBT

Long-term notes payable at June 30, 2005 consisted of the following:

Convertible Debentures                 $ 900,000

Less Discounts                          (775,000)
                                       ---------

Total Long term debt                   $ 125,000
                                       =========

     On December 31, 2004, the Company issued an aggregate of $300,000 in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $300,000. The debenture is one of a series of 8% senior secured convertible debentures. These debentures provide that if a public liquidity event (i.e., the Reorganization described in Note 2 which closed on April 29, 2005) has not occurred on or before December 31, 2005, the debentures are due on December 31, 2005. Interest is due quarterly at 8% of the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009.

     On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 8% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. These debentures provide that if a public liquidity event (i.e., the Reorganization described in Note 2 which closed on April 29, 2005) has not occurred on or before December 31, 2005, the debentures become due on December 31, 2005. Interest is due quarterly at 8% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010.

     The convertible debentures noted above were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27:
Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

     On April 28, 2005 we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company is required to prepay interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due.

NOTE 7: OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2005, consist of:


         Value of stocks and warrants agreed to pursuant to the purchase of the software
         and verification technology                                                                 $  806,082

         Liabilities assumed in purchase of the software and verification technology                    127,000

         Cash balance due on purchase of the software and verification technology                        83,064

         Accrued interest on note payable                                                                14,989
                                                                                                    -----------

         Total other current liabilities                                                             $1,031,135
                                                                                                    ===========

NOTE 8: COMMITMENTS AND CONTINGENCIES

     The Company entered into an operating lease for office facilities that expires over the next three years. The facilities were occupied on May 23, 2005, and the lease expires on May 31, 2008. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of June 30, 2005 are as follows:

                  YEARS ENDING JUNE 30:
                  2005...........................................................    17,251
                  2006...........................................................    35,233
                  2007...........................................................    36,267
                  2008...........................................................    15,765
                  2009...........................................................       810
                  2010...........................................................       472
                                                                                   --------

                  TOTAL..........................................................  $105,798
                                                                                   ========

NOTE 9: EMPLOYMENT AGREEMENTS (SUBSEQUENT EVENTS)

     On July 29, 2005, Edentify, Inc. entered into an employment agreement with Thomas Harkins to be our Chief Operating Officer. Under the terms of his employment agreement, Mr. Harkins has agreed to devote his full time effort to Edentify and will not engage in any competitive work for a period of two years. Edentify agrees to pay Mr. Harkins $12,500 per month plus any increases or bonuses as determined by the Company. In addition to a salary, Mr. Harkins will receive options to purchase a total of 1,250,000 shares of the common stock of the surviving company at varying exercise prices from $0.75 to $5.00 per share. The options vest at a rate of 1.36 of the amount granted per month, with all options being fully vested in 36 months. In the event Mr. Harkins' employment is terminated for any reason other than for cause, Edentify will continue to pay Mr. Harkins' salary and other employee benefits for a three month severance period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this document constitute "forwarding-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward- looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact, included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

     Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Edentify to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                    OVERVIEW
                                    --------

     Edentify, Inc. was formed in August 2004 with the mission of becoming the leading organization dedicated to developing and deploying technology solutions utilized in preventing identity theft and fraud. It is currently a later-stage development company and is poised to begin a period of increased growth. Edentify will accomplish this mission through intense analysis of the means through which these crimes are perpetrated and the development of new technological and procedural solutions to assist corporations, the government and consumers in the fight against identity fraud and related crime.

     Currently, Edentify owns the intellectual property rights to two solutions aimed at detecting and preventing identity fraud. One is a patented information-based solution that analyzes identity information of individuals in large corporate databases and is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)). This technology is currently used in screening new checking account applications at nearly every major bank in the U.S. and will continue to be marketed to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments. The second intellectual property is a biometric solution (technology-based solution) marketed through and named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"), that combines face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Focused on high performance and reliability, the InMotion Biometrics technology offers significantly improved recognition capabilities of existing biometric technologies, eliminates the possibility of spoofing by using challenge response and reduces the inconvenience to the user.

     Edentify markets each technology through channel partners in each specific vertical. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a foolproof enrollment and subsequent identity protection system.

     On February 29, 2005, Budget signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). The agreement became effective on April 29, 2005. Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and paid an additional $75,000 to Budget (with such amount to be assigned to InfoCenter, Inc.) on July 19, 2005.

     The reverse split becoming effective on July 13, 2005, there are a total of 19,510,255 shares of our common stock issuable to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, has a total of approximately 24,501,000 shares of common stock issued and outstanding.

     Prior to the Closing Date of the Exchange, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution is required to be completed on or before January 31, 2006. The Company recorded a distribution payable of $285,000 as of June 30, 2005.

                                  RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

     Principal operations have not yet commenced. As of June 30, 2005, the Company had no earned revenue and our accumulated deficit was approximately $2,416,896. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE MAY REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

     The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of June 30, 2005, we had approximately $374,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. There can be no assurances that we will raise adequate funds that may have a material adverse effect on our ability to develop, market and sell our products.

WE DEPEND ON RELATIONSHIPS WITH KEY VENDORS.

     The services and products we provide to customers require that we maintain relationships with certain key data providers and technology solution providers in the industry that are an integral part of our solutions. Although they are fairly interchangeable and replacement with a competitor would not impact the quality of our product or services, the time and investment necessary to do such replacement would significantly impact our ability to generate sales.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

     Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

          - our ability to attract new customers at a steady rate and maintain customer satisfaction,

          -    the demand for the products and services we intend to market,

          - the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

          - the introduction of new or enhanced services by us or our competitors, and

          - economic conditions specific to the Technology, Internet, e-commerce or all or a portion of the technology market.

AS A TECHNOLOGY-BASED COMPANY, WE ARE IN AN INTENSELY COMPETITIVE INDUSTRY.

     The software industry is highly competitive, and has few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve.

     We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

          -    the timing and market acceptance of our business model,

          -    our competitors' ability to gain market control,

          -    the success of our marketing efforts,

          -    acquisitions of companies with new technology,

          - using current relations to extend all business sales and marketing

WE DEPEND ON CERTAIN KEY EMPLOYEES.

     Our future performance will depend significantly on the continued service and performance of our director and Chief Executive Officer, Terrence DeFranco and our Chief Operating Officer, Thomas Harkins. The loss of the services of any of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our products and services.

WE MUST CONTINUE TO ATTRACT, TRAIN, MOTIVATE AND RETAIN QUALIFIED PERSONNEL.

     In order to be successful, we must attract, train, motivate and retain highly qualified personnel, particularly in the areas of sales and marketing. Because the competition for qualified employees is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. If we fail to attract, train and retain key personnel, we may experience delays in marketing and commercialization of our products and services.

BECAUSE OUR PRODUCTS RELY ON TECHNOLOGY THAT WE OWN, OUR BUSINESS WILL SUFFER IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS TO THAT TECHNOLOGY AGAINST INFRINGEMENT BY COMPETITORS.

     To protect our intellectual property rights, we rely on a combination of copyright and trade secret laws and restrictions on disclosure. Despite our efforts to protect our proprietary rights, unauthorized parties may copy or otherwise obtain and use our technology and solutions. Monitoring unauthorized use of our solutions is difficult and the steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary results as fully as in the United States. If we fail to protect our intellectual property from infringement, other companies may use our intellectual property to offer competitive products at lower prices. If we fail to compete effectively against these companies, we could lose customers and experience a decline in sales of our solutions and revenues.

EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR MISUSE OF THE INTELLECTUAL PROPERTY OF OTHERS MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION.

     Although we are not currently involved in any intellectual property litigation, we may become party to litigation in the future either to protect our intellectual property or as a result of an alleged infringement by us of the intellectual property of others. These claims and any resulting litigation could subject us to significant liability or invalidate our ownership rights in the technology used in our solutions. Litigation, regardless of the merits of the claim or outcome, could consume a great deal of our time and money and would divert management time and attention away from our core business.

     Any potential intellectual property litigation could also force us to do one or more of the following:

     - stop using the challenged intellectual property or selling our products or services that incorporate it

     - obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable

     - redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products

If we must take any of the foregoing actions, we may be unable to sell our solutions, which would substantially reduce our revenues.

WE MUST DEVELOP, PRODUCE AND ESTABLISH NEW PRODUCTS AND SERVICES THAT KEEP UP WITH RAPID TECHNOLOGICAL CHANGE.

     The market for Internet services, business-to-business e-commerce, and risk management solutions is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

          - develop and introduce new services that keep pace with technological developments and emerging industry standards; and

          - address the increasingly sophisticated and varied needs of customers.

Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure would have a material adverse effect on our operating results and financial condition.


THE VOLATILITY OF THE PRICE OF OUR SECURITIES MAY INCREASE.

     The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

          -    quarter-to-quarter variations in operating results,

          -    adverse news announcements,

          -    the introduction of new products and services, and

          -    Our common stock is listed for quotation on the Over-The-Counter
               (OTC) Bulletin Board.

     For the 12-month period ended June 30, 2005, the price of our common stock has ranged from $0.20 to $0.90 per share on a post-split basis. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

     In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.


THE "PENNY STOCK RULE" COULD MAKE IT CUMBERSOME FOR BROKERS AND DEALERS TO TRADE IN OUR COMMON STOCK, WHICH WOULD MAKE THE MARKET FOR SAME LESS LIQUID AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

     Trading in our securities is conducted on the OTC Bulletin Board. As long as our Common Stock is not quoted on Nasdaq or a national exchange or at any time that we have less than $2,000,000 in net tangible assets, trading in our Common Stock is covered by Rule 15g-9 under the Securities Exchange Act of 1934 for non-Nasdaq and non-exchange listed securities. Under that rule, broker-dealers who recommend covered securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share.

     The U.S. Securities Exchange Commission has adopted regulations which generally define a penny stock to be any equity security which has a market price of less than $5.00 per share, subject to certain exemptions. Such exemptions include an equity security listed on Nasdaq and an equity security issued by an issuer which has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three (3) years; or (iii) average revenue of at least $6,000,000 for the proceeding three (3) years. Unless such an exemption is available, the regulations require the delivery of a disclosure schedule explaining the penny stock market and the risks associated therewith prior to any transaction involving a penny stock. Our Common Stock is considered to be a penny stock and is subject to the regulations on penny stocks. The fact that our Common Stock is currently a penny stock could have a material adverse effect on the market liquidity of our Common Stock due to the limitations on the ability of broker-dealers to sell our Common Stock in the public market which could cause the price of our stock to decline.

WE WILL INCUR INCREASED COSTS RESULTING FROM ADDITIONAL FEDERAL, STATE AND MARKETPLACE REGULATION.

     As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and Nasdaq. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (FASB 123R), Shared-Based Payment. FASB 123R will require the Corporation to expense share-based payments, including employee stock options, based on their fair value. The Corporation is required to adopt the provisions of FASB 123R effective as of the beginning of its next fiscal year that begins after June 15, 2005. FASB 123R provides alternative methods of adoption, which include prospective application and a modified retroactive application. The Corporation is currently evaluating the financial impact, including the available alternative of adoption of FASB 123R.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the Company's financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company believes that its critical accounting policies include those described below. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Condensed Financial Statements contained herein.

INTANGIBLE ASSETS

     As discussed in Note 5 in the accompanying condensed consolidated financial statements, on March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities.

     Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. The Company has accounted for its acquisitions using the purchase method of accounting. Values were assigned principally to intangible assets based upon management's allocation of the purchase price to the software and verification technology purchased at the date of the transaction.

     Since its inception, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that intangible assets existing at the date of adoption and thereafter be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

REVENUE RECOGNITION

     The Company currently intends to recognize revenue after delivery and acceptance of the product. To the extent the Company sells software, revenue will be recognized in accordance with Statement of Position 97-2, Software Revenue Recognition.

     The Company intends to provide support services for some of its products. Payments received by the Company for these services will generally be recorded as deferred revenue and recognized over the term of the services.

     With any accounting policy that applies judgments and estimates, actual results could significantly differ from those estimates.

     The trend of our revenue and income over the next several quarters depends upon several variables, some of which cannot at this time be ascertained definitively.

RESULTS OF OPERATIONS

Four months ended June 30, 2005 versus Four months ended June 30, 2004
----------------------------------------------------------------------

     Prior to the Reverse Acquisition, the primary operations of the Company were conducted through its wholly-owned subsidiary, InfoCenter, Inc. and its current operations, which differ significantly from those of InfoCenter, Inc. are conducted through its new wholly-owned subsidiary, Edentify, Inc., a Delaware corporation, and its subsidiary, InMotion Biometrics, Inc., a Delaware corporation. Therefore, comparisons herein to the prior period may not present an accurate view of the financial condition of the Company.

Net Loss

     Our net loss in continued operations was $389,600 and $0 for the four months ended June 30, 2005 and 2004, respectively. As no income was generated for either of these periods and we are in the development stage of our operations, the loss was primarily due to general and administrative expenses as well as financing costs and interest expense associated with our convertible debentures and note payable balances in the current period. Our net loss in discontinued operations was $51,294 and $82,156 for the four months ended June 30, 2005 and 2004, respectively, and represented the losses on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.02) for the current period versus $(.00) in the same period 2004 while the net loss per share in discontinued operations was $(.00) for both periods.

General and Administrative Expense

     General and administrative expense for the four months ended June 30, 2005 was approximately $271,000. General and administrative expenses consisted primarily of salaries and wages of $76,000, consulting fees of $53,000 and professional fees of $84,000. The remaining costs of $58,000 were from general operations.

Depreciation and Amortization

     Depreciation and amortization expense for the four months ended June 30, 2005 was $593. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the four months ended June 30, 2005.

Financing Costs

     Non-cash financing costs were approximately $100,000 for the four months ended June 30, 2005 versus $0 in charges for the same four months a year ago. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These discounts are amortized over the life of the debentures. Please see Note 6 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

     Interest expense for the four months ended June 30, 2005 was $21,309. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

     The loss on discontinued operations for the four months ended June 30, 2005 and 2004 was approximately $51,000 and $82,000, respectively. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities. Pursuant to the terms of the Distribution Agreement noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before January 31, 2006.

Six months ended June 30, 2005 versus Six months ended June 30, 2004
--------------------------------------------------------------------

     Prior to the Reverse Acquisition, the primary operations of the Company were conducted through its wholly-owned subsidiary, InfoCenter, Inc. and its current operations, which differ significantly from those of InfoCenter, Inc. are conducted through its new wholly-owned subsidiary, Edentify, Inc., a Delaware corporation, and its subsidiary, InMotion Biometrics, Inc., a Delaware corporation. Therefore, comparisons herein to the prior period may not present an accurate view of the financial condition of the Company.

Net Loss

     Our net loss in continued operations was $513,897 and $0 for the six months ended June 30, 2005 and 2004, respectively. As no income was generated for either of these periods and we are in the development stage of our operations, the loss was primarily due to general and administrative expenses as well as financing costs and interest expense associated with our convertible debentures and note payable balances for the six months ended June 30, 2005. Our net loss in discontinued operations was $88,957 and $93,569 for the six months ended June 30, 2005 and 2004, respectively, and represented the losses on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.02) for the current period versus $(.00) in the same period 2004 while the net loss per share in discontinued operations was $(.00) for both periods.

General and Administrative Expense

     General and administrative expense for the six months ended June 30, 2005 was approximately $367,000. General and administrative expenses consisted primarily of salaries and wages of $91,000, Consulting fees of $98,000 and professional fees of $115,000. The remaining costs of $63,000 were from general operations.

Depreciation and Amortization

     Depreciation and amortization expense for the six months ended June 30, 2005 was $818. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the six months ended June 30, 2005.

Financing Costs

     Non-cash financing costs were approximately $125,000 for the six months ended June 30, 2005 versus $0 in charges for the same four months a year ago. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These discounts are amortized over the life of the debentures. Please see Note 6 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

     Interest expense for the six months ended June 30, 2005 was $21,309. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

     The loss on discontinued operations for the six months ended June 30, 2005 was approximately $89,000 and $94,000, respectively. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities. Pursuant to the terms of the Distribution Agreement noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before January 31, 2006.

Liquidity and Capital Resources

     We had approximately $374,000 in cash and short-term investments as of June 30, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

     On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration to be paid for the technology was $100,000 cash plus 4.767% of the issued and outstanding shares of common stock, warrants to purchase an additional 41.65% of the number of shares of common stock of the surviving corporation, an assumption of debt totaling $127,000, and a convertible note agreement for $260,000.

     On February 29, 2005, Budget signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). The agreement became effective on April 29, 2005. Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and paid an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on July 19, 2005.

     The reverse split becoming effective on July 13, 2005 and an additional 19,510,255 shares of our common stock became issuable to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, has a total of approximately 24,501,000 shares of common stock issued and outstanding.

     Prior to the Closing Date of the Exchange, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution is required to be completed on or before January 31, 2006.

     On December 31, 2004, we issued an aggregate of $300,000 in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $300,000. The debenture is one of a series of 8% senior secured convertible debentures. These debentures provide that if a public liquidity event (i.e., the Reorganization described in Note 2 which closed on April 29, 2005) has not occurred on or before December 31, 2005, the debentures are due on December 31, 2005. Interest is due quarterly at 8% of the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009.

     On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 8% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. These debentures provide that if a public liquidity event (i.e., the Reorganization described in Note 2 which closed on April 29, 2005) has not occurred on or before December 31, 2005, the debentures become due on December 31, 2005. Interest is due quarterly at 8% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21, 2010.

     The convertible debentures noted above were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27:
Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

     On April 28, 2005, we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company is required to prepay interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due.

     As of August 2, 2005, the debenture holders and lenders had not converted any portion of the note or debentures.

     Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights, which are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our development and sales and marketing efforts, competitive and technological advances and higher than anticipated expenses and lower than anticipated revenues from the sale of our products.

     There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop, market and sell our products.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had approximately $374,000 in cash and cash equivalents and short-term investments at June 30, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

     We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4: CONTROLS AND PROCEDURES

     As part of our efforts to ensure accurate disclosure, our Chief Executive Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. It has been concluded that the controls and procedures were effective as of June 30, 2005 to ensure that material information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 29, 2005, Budget signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and paid an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on July 19, 2005.

     All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     We did not repurchase any of our securities during the quarter ended June 30, 2005.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The approval of a 1-for-10 reverse split of the Company's stock was effective July 13, 2005.

ITEM 5: OTHER INFORMATION

     On July 29, 2005, Edentify, Inc. entered into an employment agreement with Thomas J. Harkins to be our Chief Operating Officer.

     Mr. Harkins has 25 years of experience in the payments industry, most recently including 20 years at MasterCard International, most recently as Vice President of Risk Management. During his tenure at MasterCard, Mr. Harkins developed and implemented the Risk Assessment Management Program (RAMP), which improved member profitability and produced substantial savings to financial institutions resulting from fraud avoidance He also managed the joint MasterCard and Visa Issuers Clearinghouse Service (ICS) for nine years and helped reduce Fraud Application losses. Prior to his employment at MasterCard, Tom spent five years at Citibank in the credit card division working in risk management, marketing and financial control. He received his BS in Finance and Economics at Fordham University.

     Under the terms of the agreement, Mr. Harkins has agreed to devote his full time effort to Edentify and will not engage in any competitive work for a period of two years. Edentify agrees to pay Mr. Harkins $12,500 per month plus any increases or bonuses as determined by the Company. In addition to a salary, Mr. Harkins will receive options to purchase a total of 1,250,000 shares of the common stock of the surviving company at varying exercise prices from $0.75 to $5.00 per share. The options vest at a rate of 1.36 of the amount granted per month, with all options being fully vested in 36 months. In the event Mr. Harkins' employment is terminated for any reason other than for cause, Edentify will continue to pay Mr. Harkins' salary and other employee benefits for a three month severance period.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Distribution Agreement by and between the Company and the Shareholders of record as of March 29, 2005

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's
                  Chief Financial Officer

     (b) Reports on Form 8-K

         The Issuer filed the following reports on Form 8-K since the last report filed on Form 10-QSB:
         May 5, 2005, as amended on June 30, 2005    Item 1.01
         July 14, 2005 as amended on July 15, 2005   Items 3.03, 5.01, and 5.03.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Edentify, Inc.

Date: August 15, 2005                      /s/ Terrence DeFranco
                                           ---------------------------
                                           Terrence DeFranco
                                           Chief Executive Officer

                                           /s/ Thomas Harkins
                                           ---------------------------
                                           Thomas Harkins
                                           Chief Operating Officer