Form 10QSB
period 2005-09-30
EDENTIFY, INC.
filed 2005-11-09
CIK 1091938

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the Three Months Ended September 30, 2005

                        Commission File Number: 000-26909

                                 EDENTIFY, INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                       91-1280046
            ------                                       ----------
  State or other jurisdiction                 (IRS Employer Identification No.)
  incorporation or organization)

                          74 WEST BROAD ST., SUITE 350
                         BETHLEHEM, PENNSYLVANIA, 18018
                    (Address of principal executive offices)

                                 (610) 814-6830
                                 --------------
                           (Issuer's telephone number)

BUDGETHOTELS NETWORK, INC.
          (Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X] No [ ]

There were 24,851,425 shares of common stock, $0.001 par value, outstanding as of November 1, 2005.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

(HLB GRAPHIC)


Cinnamon Jang Willoughby & Company

Chartered Accountants
A PARTNERSHIP OF INCORPORATED PROFESSIONALS

                            REVIEW ENGAGEMENT REPORT

To The Directors of Edentify, Inc.:


         We have reviewed the consolidated balance sheet of Edentify, Inc. as at September 30, 2005 and the consolidated statements of operations and cash flows for the three and nine month periods then ended. Our review was made in accordance with the standards of the Public Company Accounting Oversight Board (United States) for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the company.

         A review does not constitute an audit and consequently we do not express an audit opinion on these consolidated financial statements.

         Based on our review, nothing has come to our attention that causes us to believe that these consolidated financial statements are not, in all material respects, in accordance with United States generally accepted accounting principles.

                      "Cinnamon Jang Willoughby & Company"

                              Chartered Accountants

Burnaby, B.C.
November 9, 2005

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 September 30,
                                                                      2005
                                                                      ----
                                     ASSETS

Current assets:
  Cash                                                           $      786,449
  Accounts receivable                                                     8,698
  Prepaid expenses                                                      245,628
  Other assets                                                          127,703
  Accounts receivable - related party                                         -
                                                                 --------------
   Total current assets                                               1,168,478
                                                                 --------------
Property and equipment, net                                           1,330,245
                                                                 --------------

Intangibles, net (Note 6)                                             6,295,806
                                                                 ==============

   Total assets                                                  $    8,794,529
                                                                 ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $       20,941

  Notes payable (Note 7)                                                387,000
  Payroll taxes payable                                                  17,486
  Related party payable
  Unearned revenue
  Distribution payable                                                   82,100
  Accrued expenses and other curr liab.                                  45,389
                                                                 --------------
  Total current liabilities                                             552,916
                                                                 --------------
  Long-Term debt (Note 7)                                               279,167
Commitments and contingencies
Stockholders' equity:

  Common stock                                                           24,851
  Additional paid-in capital                                         10,773,125
  Accumulated deficit                                                (2,835,530)
                                                                 --------------
  Total liabilities & stockholders' equity                       $    8,794,529
                                                                 ==============

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                            Cumulative
                                                                                              Period
                                                                                           August 27, 2004
                                                           Three Months    Three Months     (inception)
                                                               Ended           Ended          through
                                                          September 30,   September 30,    September 30,
                                                               2004            2005             2005
                                                               ----            ----             ----
Revenues:
Sales, net                                                $        -  -   $        -  -     $        -  -
                                                          --------------  --------------    -------------
Total revenues:                                                    -  -            -  -              -  -
Cost of sales                                                      -  -            -  -              -  -
                                                          --------------  --------------    -------------
Gross profit                                                       -  -            -  -              -  -
                                                          --------------  --------------    -------------
Operating expenses:
Selling expenses                                                   -  -            -  -              -  -
General & administrative expenses                                  -  -          336,138           716,981
Depreciation                                                       -  -            1,275             2,093
Bad debt expense                                                   -  -            -  -              -  -
                                                          --------------  --------------    -------------
Total operating expenses                                           -  -          337,413           719,074
Other income/(expense):
Other income/(expense)                                             -  -           -  -                (538)
Financing costs                                                                 (154,167)         (279,167)
Interest expense                                                   -  -          (33,995)          (55,304)
                                                          --------------  --------------    --------------
Total other income /(expense)                                      -  -         (188,162)         (335,009)
                                                          --------------  --------------    --------------
Net loss from operations before income taxes                       -  -         (525,575)       (1,054,083)
Income tax expense                                                 -  -            -  -              -  -
                                                          --------------  --------------    -------------
Net loss from continuing operations                       $        -  -   $     (525,575)   $   (1,054,083)
Discontinued Operations
(Loss) / income on discontinued operations of subsidiary         (29,970)        128,658          (145,398)
                                                          --------------  --------------    --------------
Net Loss                                                  $      (29,970) $     (396,917)   $   (1,199,481)
                                                          ==============  ===============   ==============
Basic and diluted loss per common share
  Continued Operations                                    $         (.00) $         (.02)   $         (.04)
  Discontinued Operations                                 $         (.00) $          .00    $         (.01)
                                                          --------------  --------------    --------------
Net Loss                                                  $         (.00) $         (.02)   $         (.05)
                                                          ==============  ==============    ==============
Weighted average shares outstanding                           24,501,425      24,530,592        24,508,156
                                                          ==============  ==============    ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Cumulative
                                                                                               Period
                                                                                           August 27, 2004
                                                            Nine Months     Nine Months      (inception)
                                                               Ended           Ended           through
                                                             September    September 30,    September 30,
                                                             30, 2004          2005             2005
                                                             --------          ----             ----
Revenues:
Sales, net                                                $        -  -   $        -  -     $        -  -
                                                          --------------  --------------    -------------
Total revenues:                                                    -  -            -  -              -  -
Cost of sales                                                      -  -            -  -              -  -
                                                          --------------  --------------    -------------
Gross profit                                                       -  -            -  -              -  -
                                                          --------------  --------------    -------------
Operating expenses:
Selling expenses                                                   -  -            -  -              -  -
General & administrative expenses                                  -  -          702,766           716,981
Depreciation                                                       -  -            2,093             2,093
Bad debt expense                                                   -  -            -  -              -  -
                                                          --------------  --------------    -------------
Total operating expenses                                           -  -          702,859           719,074
Other income /(expense):
Other income /(expense)                                            -  -             (142)             (538)
Financing costs                                                                 (279,167)         (279,167)
Interest expense                                                   -  -          (55,304)          (55,304)
                                                          --------------  --------------    --------------
Total other income /(expense)                                      -  -         (334,613)         (335,009)
                                                          --------------  --------------    --------------
Net loss from operations before income taxes                       -  -       (1,039,472)       (1,054,083)
Income tax expense                                                 -  -            -  -              -  -
                                                          --------------  --------------    -------------
Net loss from continuing operations                       $        -  -   $   (1,039,472)   $   (1,054,083)
Discontinued Operations
(Loss) / income on discontinued operations of subsidiary         (94,192)         39,701          (145,398)
                                                          --------------  --------------    --------------
Net Loss                                                  $      (94,192) $     (999,771)   $   (1,199,481)
                                                          ==============  ==============    ==============
Basic and diluted loss per common share
  Continued Operations                                    $         (.00) $         (.04)   $         (.04)
  Discontinued Operations                                 $         (.00) $         (.00)   $         (.01)
                                                          --------------  --------------    --------------
Net Loss                                                  $         (.00) $         (.04)   $         (.05)
                                                          ==============  ==============    ==============
Weighted average shares outstanding                           24,501,425      24,511,147        24,508,156
                                                          ==============  ==============    ==============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Cumulative Period
                                                                                                      August 27, 2004
                                                                    For the Nine      For the Nine     (inception)
                                                                    Months Ended      Months Ended       through
                                                                    September 30,     September 30,   September 30,
                                                                        2004              2005            2005
                                                                        ----              ----            ----
Cash flows from operating activities:

  Net loss from continuing operations                               $        --      $(1,039,472)     $(1,054,083)
  Net (loss) / income from discontinued operations                  $   (94,192)     $    39,701      $  (145,398)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation of property and equipment                                 49,363            2,093           39,678
   Amortization of deferred financing costs                                  --          279,167          279,167
  Common stock issued for services                                       12,500          255,150          255,150
  Declaration of dividend payable on spin-off of subsidiary, net             --         (285,072)              --
   Common stock issued for software technology                               --          806,082          806,082
   Common stock issued in disposition of debt                            10,000               --           10,000
Changes in assets and liabilities:
  Prepaids                                                               32,831         (223,128)        (238,602)
  Accounts receivable, trade                                            (44,103)          (8,698)          80,415
  Accounts receivable, related party                                    (25,000)              --               --
  Other current assets                                                       --         (127,703)        (127,703)
  Accounts payable, trade                                               (39,466)          11,197          (10,465)
  Payroll tax payable                                                    (5,313)          17,486           15,703
Deferred revenue                                                          2,866               --         (187,234)
Stock subscription liability                                                 --               --               --
Dividend payable                                                             --           82,100           82,100
  Other liabilities and accrued expenses                                    777           45,610           45,610
                                                                    -----------      -----------      -----------
  Net cash used inoperating activities                                  (99,737)        (145,487)        (149,580)
                                                                    -----------      -----------      -----------
Cash flows from investing activities:

  Purchase of software and verification technology                           --       (1,293,083)      (1,293,082)
  Disposal of property and equipment                                      5,799
  Purchase of property and equipment, net                               (35,541)         (33,913)         (50,516)
                                                                    -----------      -----------      -----------
  Net cash used in investing activities                             $   (35,541)     $(1,326,996)      (1,337,799)
                                                                    -----------      -----------      -----------
Cash flows from financing activities:

  Proceeds from long-term borrowing                                 $        --      $ 2,187,000        2,287,000
  Proceeds from sale of common stock                                    115,000               --
  Payment on lease payable                                               (3,931)              --          (13,172)
                                                                    -----------      -----------      -----------
  Net cash provided by financing activities                             111,069        2,187,000        2,273,828
                                                                    -----------      -----------      -----------
  Net decrease (increase) in cash and cash equivalents                  (24,208)         714,517          786,449
Cash and cash equivalents at beginning of period                         24,208           71,932               --
                                                                    -----------      -----------      -----------
Cash and cash equivalents at end of period                          $        --      $   786,449      $   786,449
                                                                    ===========      ===========      ===========
Supplemental disclosures of cash flow information:
  Acquisition of intangible                                         $        --      $ 6,295,806      $ 6,295,806
                                                                    ===========      ===========      ===========
  Common stock issued for acquisition of software technology        $        --      $   806,082      $   806,082
                                                                    ===========      ===========      ===========
  Common stock issued in disposition of debt                        $    10,000      $        --      $    10,000
                                                                    ===========      ===========      ===========
  Common stock issued for services                                  $    12,500      $   255,150      $   255,150
                                                                    ===========      ===========      ===========

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

NOTE 2: REORGANIZATION

    On February 29, 2005, BudgetHotels Networks, Inc. ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenter, Inc.) on or before July 31, 2005. This amount was paid to Budget in July 2005.

    Upon the reverse split becoming effective, Budget was required to issue a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, will have a total of approximately 24,501,000 shares of common stock issued and outstanding.

    Prior to the Closing Date of the Exchange, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution is required to be completed on or before January 31, 2006. The Company has recorded a distribution payable of approximately $250,000 as of September 30, 2005.

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

NOTE 3: BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements as of September 30, 2005 and for the three and six months ended September 30, 2005 and 2004 and for the cumulative period August 27, 2004 (inception) through September 30, 2005 are unaudited. The above mentioned financial statements include the accounts of Edentify, Inc., (the "Company") a Nevada corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

    As of September 30, 2005, operations have not commenced. Deferred taxes, if recorded, would be the difference between the amount of pre-organization costs deferred until operations begin and the accumulated deficit at September 30, 2005.

NOTE 5: SOFTWARE AND VERIFICATION TECHNOLOGY PURCHASE

    On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration to be paid for the technology will be $100,000 cash plus 4.767% of the issued and outstanding shares of common stock, warrants to purchase an additional 41.67% of the number of shares issued to such recipients of the stock (representing 4.767% of the issued and outstanding common stock of the surviving corporation), an assumption of debt totaling $127,000 (See Note 7), and a convertible note agreement for $260,000 as more fully described in Note 7. At September 30, 2005, amounts totaling $1,281,832have been paid toward the purchase. The Company valued total consideration for the software as follows:

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
                                                                      ==========

NOTE 6: OTHER INTANGIBLE ASSETS

    On August 29, 2005, the Company's wholly-owned subsidiary, InMotion Biometrics, Inc. ("InMotion") entered into a license, development and share and warrant issuance agreement with face2face animation, inc. ("face2face") on August 29, 2005. The Company was granted an exclusive worldwide license ("License Agreement") to make, use, import and sell certain patents, hardware, software and other technology related to the identification of persons and facial recognition. InMotion also has limited right to sub-license the technology and requires face2face to pay InMotion any royalties or fees due to third parties that are related to the technology.

    As consideration for the license agreement, the Company was required to issue shares of common stock and warrants pursuant to a share and warrant issuance agreement as described further below. The term of the license is perpetual.

    As part of the same transaction, Inmotion also entered into a non-exclusive Development Agreement ("Development Agreement") with face2face for the joint development of hardware and software to be used for advanced acoustical and visual speech recognition and facial recognition. The term of the agreement is twelve months from the date of execution with an option to renew for an additional six months. InMotion paid face2face $1,000 upon execution of the development agreement and also provided other assurances regarding minimum capitalization required for face2face to obtain grant funding from certain state agencies.

    As part of the consideration for the License Agreement and the Development Agreement described above, the Company, on August 29, 2005 also closed on a Share and Warrant Issuance Agreement (the "Issuance Agreement") with face2face. The Issuance Agreement was entered into as a condition precedent to the performance obligations of the parties to each of the License Agreement and the Development Agreement. As part of the consideration for face2face entering into the License Agreement and the Development Agreement, The Company issued in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") which shall be delivered to face2face as follows: 2,500,000 Shares at closing, 2,500,000 Shares upon acceptance of the Product by the Company under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between the Company and a customer relating to the Product. The Company also issued a warrant, at closing, to face2face to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share.

        The investment in this licensed technology of $6,295,806 as of August 29, 2005, is included in the Consolidated Balance Sheet herein under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using this technology, the Company will begin to amortize, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

    The Company valued total consideration for the software as follows:

    Common Stock                                                      $5,625,000
    Warrants                                                             670,806
                                                                      ----------
    Total Consideration                                               $6,295,806
                                                                      ==========

    The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

NOTE 7: DEBT

Long-term notes payable at September 30, 2005 consisted of the following:

Convertible Debentures                                              $ 1,900,000
Less Discounts                                                       (1,620,833)
                                                                    -----------
Total Long term debt                                                $   279,167
                                                                    ===========

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

    On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 6% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010.

    On August 29, 2005, we issued an aggregate of $1,000,000 in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010.

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

    On April 28, 2005 we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company prepaid interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due.

    In connection with the Company's purchase of software and verification technology (See Note 5 above), the Company, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.75% as of September 30, 2005). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement . The Company has accounted for this amount as an other asset as of September 30, 2005.

NOTE 8: COMMITMENTS AND CONTINGENCIES

    The Company entered into an operating lease for office facilities that expires over the next three years. The facilities were occupied on May 23, 2005, and the lease expires on May 31, 2008. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of September 30, 2005 are as follows:

YEARS ENDING SEPTEMBER 30:
2005 ...................................................                   9,877
2006 ...................................................                  40,104
2007 ...................................................                  41,138
2008 ...................................................                  20,636
2009 ...................................................                   5,681
2010 ...................................................                   4,126
                                                                        --------
TOTAL ..................................................                $121,562
                                                                        ========

NOTE 9: CONSULTING AGREEMENT

    On September 19, 2005, the Company entered into a one year consulting agreement with Redwood Consultants, LLC to assist the Company with its investor relations activities. Redwood Consultants is a full-service investor relations firm headquartered in Novato, Calif., Redwood Consultants specializes in creating credible awareness of its clients' corporate potential to the financial community through communications with analysts, market makers, institutions, retail stockbrokers, and individual investors nationwide. In consideration for entering into this agreement, the Company agreed to issue 700,000 shares of its common stock with the initial 350,000 shares being issued within ten (10) business days of the date of the executed agreement and the remaining 350,000 issued not later than six (6) nonths from the date of the executed agreement. The Company recorded the transaction as prepaid investor relations of $255,150 based upon the fair value of the Company's common stock upon the date of the agreement and will incur expense ratably over the term of the agreement.

NOTE 10: EMPLOYMENT AGREEMENTS

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

    Prior to the Closing Date of the Exchange, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution is required to be completed on or before January 31, 2006. The Company recorded a distribution payable of $82,100 as of September 30, 2005.

        On August 29, 2005, the Company's wholly-owned subsidiary, InMotion Biometrics, Inc. ("InMotion") entered into a license, development and share and warrant issuance agreement with facet2face animation, inc. ("face2face") on August 29, 2005. The Company was granted an exclusive worldwide license ("License Agreement") to make, use, import and sell certain patents, hardware, software and other technology related to the identification of persons and facial recognition. InMotion also has limited right to sub-license the technology and requires face2face to pay InMotion any royalties or fees due to third parties that are related to the technology.

    As consideration for the license agreement, the Company was required to issue shares of common stock and warrants pursuant to a share and warrant issuance agreement as described further below. The term of the license is perpetual.

    As part of the same transaction, Inmotion also entered into a non-exclusive Development Agreement ("Development Agreement") with face2face for the joint development of hardware and software to be used for advanced acoustical and visual speech recognition and facial recognition. The term of the agreement is twelve months from the date of execution with an option to renew for an additional six months. InMotion paid face2face $1,000 upon execution of the development agreement and also provided other assurances regarding minimum capitalization required for face2face to obtain grant funding from certain state agencies.

    As part of the consideration for the License Agreement and the Development Agreement described above, the Company, on August 29, 2005 also closed on a Share and Warrant Issuance Agreement (the "Issuance Agreement") with face2face. The Issuance Agreement was entered into as a condition precedent to the performance obligations of the parties to each of the License Agreement and the Development Agreement. As part of the consideration for face2face entering into the License Agreement and the Development Agreement, The Company issued in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") which shall be delivered to face2face as follows: 2,500,000 Shares at closing, 2,500,000 Shares upon acceptance of the Product by the Company under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between the Company and a customer relating to the Product. The Company also issued a warrant, at closing, to face2face to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share.

        The investment in this licensed technology of $6,295,806 as of August 29, 2005, is included in the Consolidated Balance Sheet herein under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using this technology, the Company will begin to amortize, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

    The Company valued total consideration for the software as follows:

    Common Stock                                                      $5,625,000

    Warrants                                                             670,806
                                                                      ----------
    Total Consideration                                               $6,295,806
                                                                      ==========

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

WE MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

    Principal operations have not yet commenced. As of September 30, 2005, the Company had no earned revenue and our accumulated deficit was approximately $2,835,530. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE MAY REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

    The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of September 30, 2005, we had approximately $913,000 in cash and cash equivalents and short-term investments. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. There can be no assurances that we will raise adequate funds that may have a material adverse effect on our ability to develop, market and sell our products.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

    Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

        - our ability to attract new customers at a steady rate and maintain customer satisfaction,

        -   the demand for the products and services we intend to market,

        - amount and timing of capital expenditures and other costs relating to the expansion of our operations,

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

      For the 12-month period ended September 30, 2005, the price of our common stock has ranged from $0.25 to $1.18 per share on a post-split basis. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

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

INTANGIBLE ASSETS

      As discussed in Note 5 and 7 in the accompanying condensed consolidated financial statements, during 2005, the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities as well as an agreement to license software and other technology related to the identification of persons and facial recognition for securities.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2005 versus three months ended September 30,
2004

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

Net Loss

      Our net loss in continued operations was $525,575 and $0 for the three months ended September 30, 2005 and 2004, respectively. As no income was generated for either of these periods and we are in the development stage of our operations, the loss was primarily due to general and administrative expenses as well as financing costs and interest expense associated with our convertible debentures and note payable balances in the current period. Our net income in discontinued operations was approximately $129,000 for the three months ended September 30, 2005 primarily due to the recognition of advertising revenue within the discontinued operations of our InfoCenter, Inc. subsidiary. Our net loss in discontinued operations was approximately $30,000 for the three months ended September 30, 2004,and represented the losses on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.02) for the current period versus $(.00) in the same period 2004 while the net loss per share in discontinued operations was $(.00) for both periods.

General and Administrative Expense

      General and administrative expense for the three months ended September 30, 2005 was approximately $336,138. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees Any remaining costs were from general operations.

Depreciation and Amortization

      Depreciation and amortization expense for the three months ended September 30, 2005 was $1,275. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the nine months ended September 30, 2005.

Financing Costs

      Non-cash financing costs were approximately $154,000 for the three months ended September 30, 2005 versus $0 in charges for the same three months a year ago. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These discounts are amortized over the life of the debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

      Interest expense for the three months ended September 30, 2005 was approximately$34,000. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Net Income / Loss on Discontinued Operations

      The income on discontinued operations for the three months ended September 30, 2005 was approximately $129,000.. This income represents the income earned on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities. Net income was generated during the current quarter primarily due to the recognition of advertising revenue previously deferred. The loss on discontinued operations for the three months ended September 30, 2004, was approximately $30,000. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in the prior period. Pursuant to the terms of the Distribution Agreement noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before January 31, 2006.

Nine months ended September 30, 2005 versus Nine months ended September 30, 2004

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

Net Loss

      Our net loss in continued operations was approximately $1,039,000 and $0 for the nine months ended September 30, 2005 and 2004, respectively. As no income was generated for either of these periods and we are in the development stage of our operations, the loss was primarily due to general and administrative expenses as well as financing costs and interest expense associated with our convertible debentures and note payable balances for the nine months ended September 30, 2005. Our net income in discontinued operations was approximately $40,000for the nine months ended September 30, 2005. Our net loss on discontinued operations for the nine months ended September 30, 2004, was approximately $94,000. The above results represented the income and loss on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations was $(.04) for the current period versus $(.00) in the same period 2004 while the net loss per share in discontinued operations was $(.00) for both periods.

General and Administrative Expense

      General and administrative expense for the nine months ended September 30, 2005 was approximately $703,000. General and administrative expenses consisted primarily of salaries and wages, Consulting fees, and professional fees. Any remaining costs were from general operations.

Depreciation and Amortization

      Depreciation and amortization expense for the nine months ended September 30, 2005 was $2,093. Depreciation and amortization expense increased primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the nine months ended September 30, 2005.

Financing Costs

      Non-cash financing costs were approximately $279,000 for the nine months ended September 30, 2005 versus $0 in charges for the same three months a year ago. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These discounts are amortized over the life of the debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

      Interest expense for the nine months ended September 30, 2005 was approximately $55,000. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

      The income on discontinued operations for the nine months ended September 30, 2005 was approximately $40,000, while the net loss on discontinued operations for the same period a year ago was approximately $94,000. These results representthe income and loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities. Pursuant to the terms of the Distribution Agreement noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before January 31, 2006.

Liquidity and Capital Resources

      We had approximately $913,000 in cash and short-term investments as of September 30, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

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

      On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 6% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21, 2010.

      On August 29, 2005, we issued an aggregate of $1,000,000 in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010.

      The convertible debentures noted above were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27:
Application of issue No. 98-5 to certain convertible instruments. We determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

      On April 28, 2005, we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. We are required to prepay interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of our common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due.

      In connection with our purchase of software and verification technology (See Note 5 above), we, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and we are required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.75% as of September 30, 2005). We were required to pay $127,000 into a cash collateral account as required by the terms of the note agreement . We accounted for this amount as an other assets as of September 30, 2005.

      As of November 1, 2005, the debenture holders and lenders had not converted any portion of the note or debentures.

      On August 29, 2005, our wholly-owned subsidiary, InMotion Biometrics, Inc. ("InMotion") entered into a license, development and share and warrant issuance agreement with facet2face animation, inc. ("face2face") on August 29, 2005. We were granted an exclusive worldwide license ("License Agreement") to make, use, import and sell certain patents, hardware, software and other technology related to the identification of persons and facial recognition. InMotion also has limited right to sub-license the technology and requires face2face to pay InMotion any royalties or fees due to third parties that are related to the technology. The term of the license granted pursuant to the License Agreement is perpetual. The consideration paid to face2face for the License Agreement is described below within the Share and Warrant Issuance Agreement (the "Issuance Agreement") executed by the parties as described more fully below.

      Included within the same transaction, Inmotion also entered into a non-exclusive Development Agreement ("Development Agreement") with face2face for the joint development of hardware and software to be used for advanced acoustical and visual speech recognition and facial recognition. The term of the Development Agreement is twelve months from the date of execution with an option to renew for an additional six months. InMotion paid face2face $1,000 upon execution of the Development Agreement and also provided other assurances regarding minimum capitalization required for face2face to obtain grant funding from certain state agencies.

      As part of the consideration for the License Agreement and the Development Agreement described above, we, on August 29, 2005, also closed on a Share and Warrant Issuance Agreement (the "Issuance Agreement") with face2face. The Issuance Agreement was entered into as a condition precedent to the performance obligations of the parties to each of the License Agreement and the Development Agreement. As part of the consideration for face2face entering into the License Agreement and the Development Agreement, We issued in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") which shall be delivered to face2face as follows: 2,500,000 Shares at closing, 2,500,000 Shares upon acceptance of the Product by us under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between us and a customer relating to the Product. We also issued a warrant, at closing, to face2face to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share.

      The investment in this licensed technology of $6,295,806 as of August 29, 2005, is included in the Consolidated Balance Sheet herein under the caption "Intangibles." After further development of this technology, and / or at the commencement of sales of products using this technology, we will begin to amortize, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

      We valued total consideration for the software as follows:

Common Stock                                                        $  5,625,000
Warrants                                                                 670,806
                                                                    ------------
Total Consideration                                                 $  6,295,806
                                                                    ============

      We determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method.

      On September 19, 2005, we entered into a consulting agreement with Redwood Consultants, LLC to assist us with its investor relations activities. Redwood Consultants is a full-service investor relations firm headquartered in Novato, Calif., Redwood Consultants specializes in creating credible awareness of its clients' corporate potential to the financial community through communications with analysts, market makers, institutions, retail stockbrokers, and individual investors nationwide. In consideration for entering into this agreement, we agreed to issue 700,000 shares of its common stock with the initial 350,000 shares being issued within ten (10) business days of the date of the executed agreement and the remaining 350,000 issued not later than six (6) nonths from the date of the executed agreement. We recorded the transaction as prepaid investor relations of $255,150 based upon the fair value of our common stock upon the date of the agreement and will incur expense ratably over the term of the agreement or one year.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had approximately $913,000 in cash and cash equivalents and short-term investments at September 30, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4: CONTROLS AND PROCEDURES

      As part of our efforts to ensure accurate disclosure, our Chief Executive Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. It has been concluded that the controls and procedures were effective as of September 30, 2005 to ensure that material information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2005, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     We issued 7,500,000 shares to face2face animation, inc. in conjunction with the entry by the Company into the License Agreement and the Development Agreement described in Item 2 to this report and Note 6 to the Financial Statements contained herein.

     All of the foregoing transactions were conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

     We did not repurchase any of our securities during the quarter ended September 30, 2005.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

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

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

     (b) Reports on Form 8-K

        The Issuer filed the following reports on Form 8-K since the last report filed on Form 10-QSB:

        May 5, 2005, as amended on June 30, 2005         Item 1.01
        July 14, 2005 as amended on July 15, 2005        Items 3.03, 5.01, and 5.03.
        August 30, 2005 as amended on September 8, 2005  Item 1.01
        September 12, 2005                               Item 5.02
        October 7, 2005                                  Items 1.01 and 9.01.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Edentify, Inc.

Date: November 9, 2005                        /s/ Terrence DeFranco
                                              ----------------------------------
                                              Terrence DeFranco
                                              Chief Executive Officer

                                              /s/ Thomas Harkins
                                              ----------------------------------
                                              Thomas Harkins
                                              Chief Operating Officer