Form 10KSB
period 2005-12-31
EDENTIFY, INC.
filed 2006-03-30
CIK 1091938

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 000-26909

                                 EDENTIFY, INC.
             (Exact name of registrant as specified in its charter)

                    Nevada                                      91-0179013
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                    Identification Number)

74 West Broad Street, Suite 350, Bethlehem, PA                     18018
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (610) 814-6830

           Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:

     (Title of Each Class)
              NONE

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates at February 28, 2006, was approximately $4,991,495. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price as of such date of $0.67 per share.

The number of shares of the registrant's Common Stock outstanding as of February 28, 2006 was 24,851,425

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.  Business .......................................................     2
         Risk Factors ...................................................    11
Item 2.  Properties .....................................................    15
Item 3.  Legal Proceedings ..............................................    15
Item 4.  Submission of Matters to a Vote of Security Holders ............    15

PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ...........    15
Item 6.  Selected Financial Data ........................................    16
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................    17
Item 7A. Quantitative and Qualitative Disclosure About
            Market Risk .................................................    22
Item 8.  Financial Statements and Supplementary Data ....................    22
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure .........................    22
Item 9A. Controls and Procedures ........................................    23
Item 9B. Other Information ..............................................    23

PART III
Item 10. Directors and Executive Officers of the Registrant .............    23
Item 11. Executive Compensation .........................................    25
Item 12. Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters ..............    27
Item 13. Certain Relationships and Related Transactions .................    28
Item 14. Principal Accountant Fees and Services .........................    29

PART IV
Item 15. Exhibits, Financial Statement Schedules ........................    30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our Forward Looking Statement

Certain statements in this Annual Report on Form 10-K (the "Form 10-K"), including statements under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any software or services or our ability to create new software or services in the future are all forward-looking in nature.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Edentify, Inc. and its subsidiaries (collectively, the "Company", "we or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this Form 10-KSB. We do not undertake and specifically declines any obligation to publicly release the results of any revisions which may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a later development-stage company and expects shortly to begin a period of increased growth. Edentify will seek to fulfill its goals by analyzing the means by which identity crimes are perpetrated and through the development of new technologies and procedures to assist corporations, the government and consumers in the fight against identity fraud and related crime.

     Edentify owns the intellectual property rights to two strategic approaches for the detection and prevention of identity fraud. They are (1) an information-based data analysis and monitoring approach and (2) a biometric technology-based approach.

     The first approach, the operations of which are carried our through our wholly-owned subsidiary, Edentify, Inc. (Delaware), is a patented information-based approach that analyzes identity data information for individuals in large databases and is capable of detecting and scoring incidences of identity manipulation and potential theft (Identity Quotient Index(TM)). The forerunner of this technology is currently used in screening identities used for new checking account applications at nearly every major bank in the U.S. Edentify will continue to market this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

     The second approach is a biometric technology that will be marketed through and is named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). This novel set of algorithms combines face and voice recognition techniques for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Additionally, the system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously

     Edentify currently markets its data analysis technology directly and through channel partners. The biometric technology is currently under development and, upon completion will be marketed through strategic partners as OEMs or value added resellers. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensively-robust enrollment and subsequent identity protection system.

REORGANIZATION

     On February 29, 2005, BudgetHotels Networks, Inc. ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to receive the balance of the shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Acquisition"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on or before July 31, 2005. Both amounts were paid to Budget in July 2005.

     The Company subsequently effected a 1-for-10 reverse split of our capital stock (the "Reverse Split"). Upon the Reverse Split becoming effective in July, 2005, we issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the Reverse Split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock issued and outstanding.

     Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, and the subsequent amendment thereof on January 30. 2006, the distribution is required to be completed on or before August 31, 2006.

     The operations regarding our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America.

     The acquisition resulted in the owners and management of Edentify having effective operating control of the combined entity after the Acquisition, with the existing Budget shareholders continuing as only minority shareholders.

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

EDENTIFY (DE) PRODUCTS

Our solutions all revolve around a core technology that is a set of data analysis pattern recognition algorithms that is capable of detecting fraudulent anomalous or suspicious behavior when compared to the historical use of individual identity information, specifically name and social security number. The process of deploying our technology includes the generation of encrypted keys that contain the content of each individual name and social security number from our customers' data as contained in their client database and a suite of software-based solutions: IDAssess(TM), IDScreen(TM) and IDAlert(TM).

          IDASSESS(TM)

          Edentify's unique IDBenchmark process 1) proactively associates input client records with all available historic variations of digital identity records- including heretofore "anonymous" digital identity records-, 2) separates "innocent" associated identity records from "suspicious" associated identity records with 3) limited false responses.

          IDSCREEN(TM)

          Our IDScreen product compares the new applicant identity record to an external reference data base and retrieves and scores all associated variations of the new applicant data that reside in the reference database as determined by Edentify's proprietary IDBENCHMARK advanced pattern recognition analytics. Each score represents a certain risk profile for the each of associated variations as they compare to the new applicant identity record. We then create a risk rating for the entire group known as the Identity Quotient IndexTM that will drive the identity management regimen deemed appropriate by the customer based on their risk thresholds. The risk rating generally places the new applicant in one of 3 categories used to evaluate the information.

          IDALERT(TM)

          Our IDAlert product detects subsequent abuses in light of new identity record feeds to the reference database of identity records and alerts either the consumer or Edentify's client based on our client's wishes. As with automobiles, identities are usually modified, damaged or used to commit a crime once they are stolen. By continuously monitoring information related to a specific identity, the owner of that identity or Edentify's client can be immediately notified if it has been compromised. As identity fraud usually precedes other types of fraud (such as credit card fraud), this type of proactive alert system is critical to mitigating the extensive, and expensive, damage perpetrated after an identity is stolen and manipulated. Given the considerable lag between when an identity is compromised and when that event is discovered, this service is a critical component of Edentify's services in defense against identity fraud.

INMOTION BIOMETRICS PRODUCTS

          The IMB Technology is still under development in accordance with the agreements entered into between the Company and face2face animation, inc. (See sections entitled "Material Agreements" below).

COMPETITION

RELATING TO EDENTIFY (DE) OPERATIONS

ID Analytics, Inc.

     ID Analytics, Inc. ("ID Analytics"), is a private company backed by two venture capital firms - Canaan Partners and Trinity Ventures. It provides advanced analytic solutions to manage identity risk and prevent identity fraud throughout the customer lifecycle. The Company was established in March 2002 by the President of HNC Software, Inc., (now Fair Isaac), the Group Vice
President at HNC Software and the Vice President (Business Development) at Evoke Software.

     ID Analytics has developed technology products that are in use today by consumer companies representing more than half the credit and retail card market in the US along with large wireless, retail bank and online consumer finance companies.

Fair Isaac, Inc.

     Founded in 1956, Fair Isaac, Inc. ("Fair Isaac"), has been a pioneer in transaction analysis using regression analysis. Fair Isaac merged with HNC Software in 2002, thereby strengthening its leadership in high-end analytics and customer strategy and decision management systems across various industries. Most of their revenues come from Strategy Machine solutions, a group of decision automation tools and services. These solutions combine predictive models and strategy optimization expertise with decision management systems and services, enabling businesses to form and manage profitable customer relationships throughout the customer lifecycle.

     Fair Isaac also delivers risk-scoring solutions to various telecommunications, government and financial agencies to identify credit fraud and identity theft and minimize associated losses. Other business segments include consulting services and analytic software tools.

     More than 2,500 businesses in over 60 countries use Fair Isaac's products and services. Fair Isaac's proprietary FICO Scores and Falcon Fraud Manager are used by several businesses to monitor the health of their accounts and minimize the losses from identity risk and credit frauds.

RELATING TO INMOTION BIOMETRICS BUSINESS

Viisage Technology

     Viisage Technology offers technology-based identity solutions that are used for instantaneous identification (using images in a database), access, and surveillance applications. These solutions are aimed at reducing identity theft, providing access control, protecting personal privacy, etc. The Company's main customers are the government agencies, law enforcement departments and enterprises that are concerned with providing security. Viisage accounts for more than 30 million government issued ID cards per year at more than 2000 locations.

     Viisage operates in two main segments: secure credentials and biometrics. Secure credentials involve the development and implementation of software and hardware solutions that utilizes face recognition and other biometric technologies. The major applications of Viisage's solutions include driver's licenses, passports, voter registrations, ID cards, etc.

     Viisage recently merged with Identix, Inc. Identix Inc. focuses on fingerprint, facial and skin biometric solutions that are used in several security and individual identification applications. These solutions are used to prevent fraud and identity theft, identify criminals, enroll individuals in identification programs, control physical access, authorize financial transactions, assist in job applicant screening, etc.

     Identix's major customers include several law enforcement agencies, the Department of Homeland Security, the IRS, the Department of Motor Vehicles
(DMV), several financial institutions and others in the healthcare sector. The US government accounts for about 14% of Identix's revenue, while foreign customers contributed to 12%.

     Identix focuses on three biometric segments - fingerprint, face and skin.

     - Fingerprint biometrics is powered by Identix's BioEngine algorithm that contains fingerprint matching and recognition capabilities that, in turn, allows customers to create custom one-to-one verification and one-to-many identification applications, such as time and attendance, physical access, information security, etc.

     - Face biometrics uses Identix's FaceIt engine that combines facial images with skin biometrics, thereby giving higher levels of quality.

     Identix's skin biometrics uses an algorithm called Surface Texture Analysis, by which the surface of the skin is analyzed for random features and a skinprint (skin template) is taken. This skin print can either be used on its own or clubbed with traditional face or fingerprint recognition technologies.

     The combined company is ranked #2 in the U.S. Driver's license market with 13 states (23% of licensed drivers) using its products. Digimarc is #1 ranked with 32 states (68% of licensed drivers), including the District of Columbia. In passports, Viisage has an exclusive contract for the production of 7 million U.S. passports per year. Viisage's facial recognition solutions are incorporated into driver's licensing in six states to prevent fraud. Currently, 13 US states have incorporated the facial recognition technology, of which Digimarc (which licenses third party technology from Identix and Cognitec) caters to six.

MATERIAL AGREEMENTS

DEVELOPMENT AND SERVICE AGREEMENT WITH SEISINT

          The Company entered into a Master Services Agreement (the "Services Agreement") with Seisint, Inc. ("Seisint"), a wholly-owned subsidiary of Lexis-Nexis, effective October 3, 2005. This Services Agreement provides for Seisint to provide certain services and for Edentify to perform certain duties as outlined in a separate Scope of Work ("SOW") all in connection with supporting our ongoing efforts to assist our customers in the areas of detection and prevention of identity fraud. The Master Services Agreement also provides that a fee will be paid to Seisint as specified in a separate SOW. The term of the Master Services Agreement begins as of the Effective Date and continues until December 31, 2008, renewable for successive one-year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Upon expiration of the term, all licenses granted pursuant to the Agreement or any SOW will terminate. The Master Services Agreement also provides for an indemnification by each of the parties of the other party under conditions set forth in detail in the Master Services Agreement. Except with respect to the indemnification obligations of the parties, liability under the Master Services Agreement is limited to the amount payable under the Master Services Agreement. This agreement also provides for confidentiality with respect to the information and technology being exchanged and developed. The Master Services Agreement further requires us to maintain general liability insurance with coverage of no less than $1,000,000 per claim and $2,000,000 aggregate.

          In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within Seisint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to Seisint a fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment delivered on or before 30 days from the date of the December 31, 2005 invoice from Seisint. Pursuant to the agreement, the Company paid the amount due upon execution of the agreement and recorded the second payment due as an accrued liability as of December 31, 2005. The Company recorded the entire fee as a prepaid expense as of December 31, 2005 and will amortize these costs over the three year term of the contract as research and development. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to Seisint fees for 2006, 2007 and 2008, respectively.

          Pursuant to the first SOW ("SOW 1"), executed simultaneously with the Master Services Agreement, Seisint is to provide all hardware, operating software (excluding certain assessment modules provided by Edentify) and data center needs necessary for the development, implementation and maintenance of servers that shall perform identification fraud detection services to our customers. Edentify is to provide the assessment modules for processing to develop a key that will allow for the detection of identification fraud. The term of SOW 1 begins as of the Effective Date and continues until December 31, 2008, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Edentify also grants to Seisint a revocable (to the extent that SOW 1 is terminable), world-wide, non-transferable, royalty-free restricted license without the right to sublicense to use the assessment modules and key generation modules solely for the purpose of performing the services contemplated by SOW 1. SOW 1 also sets forth a schedule of fees payable by Edentify to Seisint, increasing annually for each of the three years of the term and a revenue sharing formula, whereby Seisint receives a percentage of the gross revenue derived from the sale by Edentify of the product developed from the services performed under SOW 1 based on a stepped rate over the three year initial term of the agreement. SOW 1 also provides that the parties will cooperate on product development and shall negotiate in good faith on rights to resell the products jointly developed. Each party retains their respective rights in the intellectual property originated by such party and used in conjunction with the performance of the services contemplated by the agreement.

          Pursuant to the second SOW ("SOW 2") also, executed simultaneously with the Master Services Agreement, Edentify is to be compensated a percentage of receipts from sales of Seisint services for which Edentify originated the customer lead and was a procuring cause. The term of SOW 2 begins as of the Effective Date and continues until December 31, 2008, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term.

DEVELOPMENT AND SERVICE AGREEMENT WITH FACE2FACE ANIMATION

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

MARKETING/DISTRIBUTION

          Edentify markets each technology directly and through channel partners in each specific vertical. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a foolproof enrollment and subsequent identity protection system.

          In December, 2005, we entered into a Scoring Services Agreement with MyPublicInfo ('MPI") whereby MPI will provide us with identity information from their proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide MPI with a license to use the "Identity Score" derived utilizing our proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

          In December 2005, we entered into an agreement with Seisint, a wholly-owned subsidiary of LexisNexis, a leading provider of legal, news, business information and risk management services, to jointly develop and market identity fraud detection solutions. We will be added to the LexisNexis Risk Management Channel Partner Group and will have access to their industry-leading partner solutions. Our addition to this group will enable us to provide financial service companies, health care organizations and government agencies a more enhanced and streamlined solution capable of assessing, detecting and preventing identity fraud. Under the terms of agreement, we and the risk management unit of LexisNexis will jointly develop and market identity fraud detection solutions that integrate our proprietary advanced identity fraud assessment, detection, and prevention technology with LexisNexis content. We will jointly market certain complimentary products and services to our respective customers.

          We hired additional sales and marketing staff during the second half of 2005. We will focus our efforts to establish an internal marketing and sales infrastructure to support the sales of our products in the United States. We also intend to expand our marketing/sales programs during the coming year.

INTELLECTUAL PROPERTY

          Currently, Edentify owns the IP rights to two strategic approaches for detecting and preventing identity fraud. One is a patented information-based approach that analyzes identity information of individuals in large corporate databases and is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)). The forerunner of this technology is currently used in screening new checking account applications at nearly every major bank in the U.S. and Edentify will continue to market the current version to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments. The second approach is a biometric technology marketed through and named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"), that combines face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Claiming high levels of performance and reliability, the InMotion Biometrics technology offers significantly improved recognition capabilities of existing biometric technologies, eliminates the possibility of deception by using challenge response and reduces the inconvenience to the user.

          We have filed for registration on the primary register with the U.S. Patent and Trademark Office for our service mark:

                                (EDENTIFY LOGO)

GOVERNMENT REGULATION

          Our business model and technology do not require us to collect, aggregate, and retain data in order to provide the services we do. As a result, we are not currently subject to certain privacy laws and regulations that are aimed at protecting consumer information. Many of our business partners, who deal directly with individual consumer information, however, are subject to such laws and regulation. Since this area of the law changes rapidly and is regularly fluctuating, however, this could change at any time.

HUMAN RESOURCES

     As of February 28, 2006, our total headcount was 12, consisting of 11 full time employees ('FTE') and 1 part-time employee. Part time personnel are paid on a per diem or monthly basis. Three FTEs are engaged in our sales and marketing effort and four FTEs perform general administration, including financial and investor relations functions. We have no union employees and we believe our relationship with our employees is good.

RECENT FINANCINGS

     On December 31, 2004, the Company issued an aggregate of $300,000 in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $300,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at a rate of 8% per annum on the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009. The convertible debenture was issued with a $300,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the two year life of the debenture. On December 10, 2005, the debenture holders exercised 2,000,000 warrants for which the Company received gross proceeds of $300,000.

     On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 8% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at a rate of 8% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010. The convertible debenture was issued with a $600,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     On August 29, 2005, we issued an aggregate of $1,000,000 in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010. The convertible debenture was issued with a $1,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     As of December 10, 2005, we issued an aggregate of $ 1,050,000 in principal amount of 6% senior convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

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

     On April 28, 2005 we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company prepaid interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-Reverse Split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due.

     In connection with the Company's purchase of software and verification technology, the Company, in September 2005, entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.75% as of September 30, 2005). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement. The Company has accounted for this amount as an other asset as of December 31, 2005.

ASSET ACQUISITIONS

     On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration to be paid for the technology will be $100,000 cash plus 4.767% of the issued and outstanding shares of common stock, warrants to purchase an additional 41.67% of the number of shares issued to such recipients of the stock (representing 4.767% of the issued and outstanding common stock of the surviving corporation), an assumption of debt totaling $127,000 (See Note
7), and a convertible note agreement for $260,000 as more fully described in
Note 7. At December 31, 2005, all amounts due in respect hereof were paid in full. The Company valued total consideration for the software as follows:

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

     Under EITF 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31, 2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of December 31, 2005.

     After further development of this technology, and/or at the commencement of sales of products using this technology, the Company will begin to amortize, under FASB Statement No. 142. Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

     The Company valued total consideration for the software as follows:

Common Stock          $1,875,000
Warrants                 670,806
                      ----------
Total Consideration   $2,545,806
                      ==========

     The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

     We had approximately $1,242,225 in cash and cash equivalents as of December 31, 2005. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

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

                                  RISK FACTORS

The following cautionary statements identify important factors that could cause our actual result to differ materially from those projected in the forward-looking statements made in this Form 10-K. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

Significant operations have not yet commenced. As of December 31, 2005, the Company had $556 in earned revenue and our accumulated deficit was approximately $3,905,866. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. The timing of the deployment and integration of our data analysis solutions depends heavily on the time and resources available from our customers and delays caused thereby may impact the timing of our receipt of revenue. We cannot give any assurance that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. The cost of obtaining outside financing to continue operations is very costly. We cannot give any assurance that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE MAY REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE

The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of December 31, 2005, we had approximately $1,242,225 in cash and cash equivalents. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. Additional debt financing will be very costly and additional equity financing may substantially dilute existing shareholders. Moreover, there can be no assurances that we will be able to raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products and to continue operations.

WE HAVE RELATIONSHIPS WITH KEY VENDORS WHO HAVE PERMISSIBLE USE OF DATA WITHOUT WHICH WE CANNOT PROVIDE OUR SERVICES

The services and products we provide to customers require the use of large amounts of data for analysis purposes. Each score result that we generate for a customer on any one identity requires a scan of billions of records and it is important that we maintain relationships with certain key data providers and technology solution providers in the industry that are an integral part of our solutions given regulation of use of consumer data and the number of vendors with permissible use of such data, in accordance with current federal and state privacy laws and regulations. Although they are reasonably interchangeable and replacement of a current key vendor with a competitor would not impact the quality of our product or services, the investment of time and financial resources necessary to do such replacement would significantly impact our ability to generate sales and, in the interim, would suspend our ability to generate sales.

WE HAVE A RELATIONSHIP WITH A KEY VENDOR WHO PROVIDES HOSTING SERVICES FOR OUR DATA CENTER

The services and products we provide for our customers requires an automated analysis of individual identity information in a secure data center. We have contracted with a vendor who maintains data center on our behalf on a contract basis and is responsible for maintaining the data center in adherence with the highest security standards. Although the vendor maintains a similar data center on behalf of itself and other customers, there is no guarantee that they will not be susceptible to breaches of security, which could greatly impact the relations we have with our customers.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

     - our ability to attract new customers at a steady rate and maintain customer satisfaction,

     -    the ability to manage a long and unpredictable sales cycle

     -    the demand for the products and services we intend to market,

     - the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

     - the introduction of new or enhanced services by us or our competitors, and

     - economic conditions specific to the Technology, Internet, e-commerce or all or a portion of the technology market.

AS A TECHNOLOGY-BASED COMPANY, WE DEPEND UPON THE ABILITY OF OUR SOLUTIONS TO WITHSTAND CONSTANT BREAKTHROUGHS IN TECHNOLOGY THAT MAY CAUSE OUR SOLUTIONS TO BECOME OBSOLETE

The software industry is highly competitive, and has few barriers to entry. Although there are few competitors who offer the same or similar services of the type we offer, we can provide no assurance that additional competitors will not enter markets that we intend to serve, particularly since the identity fraud detection and prevention industry is one that is burgeoning and critical to needs in the financial industry with regulatory agencies and present-day commerce.

We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     -    the timing and market acceptance of our business model,

     -    our competitors' ability to gain market control,

     -    the success of our marketing efforts,

     -    acquisitions of companies with new technology,

     -    using current relations to extend all business sales and marketing,

     - consumer dissatisfaction with, or problems caused by, the performance of our products and solutions, and

     -    changes in governmental regulation of use of consumer data.

WITH PRESENT LIMITED COMPANY SIZE, WE DEPEND ON CERTAIN KEY EMPLOYEES TO CONTINUE OPERATIONS

Our future performance will depend significantly on the continued service and performance of our director and Chief Executive Officer, Terrence DeFranco, our Chief Operating Officer, Thomas Harkins, and our Senior V.P. of Technology, Christopher Williams. The loss of the services of any of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our products and services.

AS WE EXPAND OUR OPERATIONS, WE MAY NEED THE SERVICES OF A FULLTIME CHIEF FINANCIAL OFFICER, OTHERWISE IT MAY LEAD TO DIFFICULTY IN COMPLYING WITH APPLICABLE REGULATIONS

We presently rely on the services of an independent contractor who is a certified public accountant, in conjunction with our Controller, who is a fulltime employee to ensure that our financials accurately recorded, processed, summarized and reported within the time periods specified by U.S. Securities and Exchange Commission rules and regulations. As we expand our operations, we may need the services of a fulltime Chief Financial Officer. If we are not able to retain a fulltime Chief Financial Officer for any reason, it will become much more difficult for us to comply with the applicable securities regulations.

WE MUST CONTINUE TO ATTRACT, TRAIN, MOTIVATE AND RETAIN PERSONNEL WITH TECHNICAL EXPERTISE AND WITH EXPERIENCE IN THE REGULATED USE OF CUSTOMER DATA

In order to be successful, especially given the highly competitive nature of our industry, we must attract, train, motivate and retain highly qualified personnel skilled in technology and the regulated use of consumer information, particularly in the areas of sales and marketing. Because the competition for qualified employees is intense, hiring, training, motivating, retaining and managing employees with the strategic and technical skills we need is both time-consuming and expensive. If we fail to attract, train and retain key personnel, we may experience delays in marketing and commercialization of our products and services.

BECAUSE OUR PRODUCTS RELY ON TECHNOLOGY THAT WE OWN, OUR BUSINESS WILL SUFFER IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS TO THAT TECHNOLOGY AGAINST INFRINGEMENT BY COMPETITORS

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

EFFORTS TO PROTECT OUR INTELLECTUAL PROPERTY OR OUR POTENTIAL INFRINGEMENT OF THE INTELLECTUAL PROPERTY OF OTHERS MAY CAUSE US TO BECOME INVOLVED IN COSTLY AND LENGTHY LITIGATION

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

WE MUST DEVELOP, PRODUCE AND ESTABLISH NEW PRODUCTS AND SERVICES THAT KEEP UP WITH RAPID TECHNOLOGICAL CHANGE

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

THE REGULATORY ENVIRONMENT FOR COMPANIES THAT PROCESS CONSUMER IDENTITY INFORMATION MAY CREATE ADDITIONAL COSTS THAT MAY IMPACT OUR ABILITY TO GENERATE REVENUE

Because of the importance of protecting privacy and the ever increasing regulatory restrictions placed on use (and re-use) of the data that we utilize in processing our solutions, as well as the continual changes in such restrictions, it is difficult to predict how such changes or additional restrictions may impact our operating costs. These costs include, among others, legal and administrative costs as well as additional or increased fees to license the use of information as a result of sources of such information becoming more limited as a result of regulatory restrictions. At present, the management of such costs is permits commercially viable operations as contemplated by our management. There is no assurance, however, that dramatic or unexpected changes in such costs may not impact our ability to generate profit or even permit our operations to generate revenue. Management is constantly vigilant with respect to remaining current with respect to changes in law and regulations that affect our business.

THE VOLATILITY OF THE PRICE OF OUR SECURITIES MAY INCREASE

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

For the 12-month period ended December 31, 2005, the closing price of our common stock has ranged from $0.26 to $1.02 per share on a post-Reverse Split basis. We expect the price of our common stock to remain volatile. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

THE "PENNY STOCK RULE" COULD MAKE IT CUMBERSOME FOR BROKERS AND DEALERS TO TRADE IN OUR COMMON STOCK, WHICH WOULD MAKE THE MARKET FOR SAME LESS LIQUID AND CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

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

WE WILL CONTINUE TO INCUR INCREASED COSTS RESULTING FROM FEDERAL, STATE AND MARKETPLACE REGULATION

As a public company, we will continue to incur significant legal, accounting and other expenses. We also anticipate that we will continue to incur legal and administrative costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and NASDAQ. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

ITEM 2. PROPERTIES.

          Edentify leases approximately 2,819 square feet of space for its headquarters at 74 West Broad Street, Suite 350, Bethlehem, Pennsylvania. The lease is for a term of three years with monthly payments of rent and a proportionate share of building operating expenses. Both the rent amount and the operating expense payments have provisions for increases which are pro-rated per month for the remaining months on the lease.

ITEM 3. LEGAL PROCEEDINGS

          There are no existing or threatened legal proceedings involving the Company or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote of the security holders during the last quarter of the year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          In 2005, we issued 2,350,000 shares of common stock consisting of 1) 2,000,000 shares upon exercising or warrants related to a convertible debentures; 2) 350,000 shares in payment of services rendered.

          The foregoing issuances of securities were private transactions and exempt from registration under section 4(2) of the Securities Act and/or regulation D rule 506 promulgated under the Securities Act. These securities have been or will be registered with the SEC.

          Our Common Stock is presently quoted, under the symbol "EDFY" on the OTC Bulletin Board. Prior to July 2005, our symbol was "BUDH". In July 2005, the symbol was changed as a result of our name change. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two full fiscal years and a portion of the current year, as reflected on the electronic bulletin board. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions.

    FISCAL YEAR 2005
-----------------------
Quarter    High    Low
-------   -----   -----
  1st     $0.81   $0.25
  2nd     $0.75   $0.42
  3rd     $1.18   $0.41
  4th     $0.75   $0.56

    FISCAL YEAR 2004
-----------------------
Quarter    High    Low
-------   -----   -----
  1st     $1.10   $0.60
  2nd     $0.90   $0.40
  3rd     $0.65   $0.25
  4th     $0.59   $0.26

     As of February 28, 2006, there were approximately 77 holders of record of our common stock. Because a substantial portion of our shares are held by a depository company in nominee name, we believe the number of beneficial owners of the securities is substantially greater than this number.

     On February 28, 2006, the last sale price for our common stock on the OTC BB was $0.60 per share.

     We have not paid any dividends on our common stock. Our notes prohibit the payment of dividends. There are no plans to declare dividends in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                               Cumulative through
                                           Year ended Dec.   Year ended Dec.     the Year ended
                                               31, 2004          31, 2005         Dec. 31, 2005
                                           ---------------   ---------------   ------------------
Net Sales                                    $        --      $        556        $        556
Cost of Sales                                         --             8,483               8,483
Total Operating Expenses                          14,478         1,436,644           1,451,392
Interest Expense and Financing Costs                  --           665,146             665,146
Income (loss) from Continuing Operations         (14,478)       (2,108,137)         (2,122,885)
Income (loss) from Continuing Operations          ($0.00)           ($0.09)             ($0.09)
per Share
Shares used in computing basic and            24,501,425        24,596,217          24,572,519
diluted net loss per share

BALANCE SHEET DATA:
Working Capital                                ($250,086)     $    197,402        $    197,402
Total Assets                                      99,775         6,282,227           6,282,227
Total Long Term obligations (1)              $   100,000           410,417        $    410,417
Stockholders' (Deficit) Equity                  (250,086)        4,578,274           4,578,274

OTHER CASH FLOW DATA:
Cash used in Operating Activities               ($22,725)      ($1,037,340)        ($1,060,065)
Cash provided by Financing Activities            100,000         3,537,160           3,637,160

(1) In accounting for the December 31, 2004, April 21, 2005, August 29, 2005, and December 10 ,2005 issuances of 8%, 8%, 6% and 6% (respectively) Senior Convertible Debentures in the principal amounts of $300,000, $600,000, $1,000,000 and $1,050,000, respectively, and related embedded conversion features and warrant issuances, we recorded debt discounts of approximately $2,950,000 which, in effect, reduced the carrying value of the debt to $0. For additional information refer to Note 7 to our consolidated financial statements for the year ended December 31, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis is related to our financial condition and results of operations for the years ended December 31, 2005 and 2004. This information should be read in conjunction with Item 6 - "Selected Financial Data" and our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-KSB.

STATEMENT OF FORWARD-LOOKING INFORMATION

     Certain statements in the section are "forward-looking statements." You should read the information before Part I above, "Special Note" Regarding Forward-Looking Statements" for more information about our presentation of information.

COMPANY HISTORY

     Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming the leading organization in the field of developing and deploying data analysis technology solutions for preventing identity theft and fraud. It is currently a later-stage development company and expects shortly to begin a period of increased growth. Edentify will seek to fulfill its goals by analyzing the means by which identity crimes are perpetrated and through the development of new technologies and procedures to assist corporations, the government and consumers in the fight against identity fraud and related crime.

     On February 29, 2005, BudgetHotels Networks, Inc. ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify").

     [The operations regarding our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America.

     The acquisition resulted in the owners and management of Edentify having effective operating control of the combined entity after the acquisition, with the existing Budget investors continuing as only passive investors.

     Under accounting principles generally accepted in the United States (US
GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Edentify for the net monetary assets of Budget, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Budget), are those of the "legal acquiree" (Edentify) (i.e. the accounting acquirer).]

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 VERSUS YEAR ENDED DECEMBER 31, 2004.

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

NET LOSS

     Our net loss in continued operations was $2,108,137 and $14,748 for the years ended December 31, 2005 and 2004, respectively. As minimal income was generated for each of these periods and we are in the development stage of our operations, the loss was primarily due to three factors: 1) general and administrative expenses of approximately $1,266,000, 2) costs associated with the development of our fraud detection service totaling $83,333 and 3) financing costs and interest expense associated with our convertible debentures and note payable balances in the current period of approximately $665,000. Our net loss in discontinued operations was approximately $7,000 for the year ended December 31, 2005 primarily due to the discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.09) for the current period versus $(.00) in the same period 2004 while the net loss per share in discontinued operations was $(.00) for both periods.

REVENUE

     Revenue for the years ended December 31, 2005 and 2004 were approximately $600 and $0, respectively.

     In December, 2005, we entered into a Scoring Services Agreement with MyPublicInfo ('MPI") whereby MPI will provide us with identity information from their proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide MPI with a license to use the "Identity Score" derived utilizing our proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

     For grant of the license, MPI undertook to pay us a fee, in two parts: (1) upon execution of the agreement and (2) upon the completion of the 60-day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The Client is entitled to a partial refund of the license fee in the event acceptance is not met. In addition, MPI will pay a fee per month for the scoring service commencing on the date of acceptance and continuing for the term of the agreement. Upon execution of the agreement, the entire license fee was recorded by us as deferred revenue. The non-refundable portion of the up-front fee will be recognized as income ratably over the service agreement term. Upon acceptance of the product or service, the remaining balance of the license fee will also be recognized ratably over the term of the agreement. As of December 31, 2005, we had received the amount due upon execution of the agreement.

     Also, in December 2005, we entered into an agreement with LexisNexis, a leading provider of legal, news, business information and risk management services, to jointly develop and market identity fraud detection solutions. We will be added to the LexisNexis Risk Management Channel Partner Group and will have access to their industry-leading partner solutions. Our addition to this group will enable us to provide financial service companies, health care organizations and government agencies a more enhanced and streamlined solution capable of assessing, detecting and preventing identity fraud. Under the terms of agreement, we and the risk management unit of LexisNexis will jointly develop and market identity fraud detection solutions that integrate our proprietary advanced identity fraud assessment, detection, and prevention technology with LexisNexis content. We will jointly market certain complimentary products and services to our respective customers.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development expense amounted to $83,333 during the current period. There were no research and development costs incurred in 2004. These costs are mainly due to the development, implementation and maintenance services provided by key vendors on database and assessment servers, as well as costs incurred on the required operating infrastructure within key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

SELLING EXPENSES

     Selling expenses amounted to approximately $84,000 in the current year. There were no selling costs incurred in 2004. These costs primarily relate to the hiring of a sales and marketing manager-level staff in the second half of 2005. We will continue to market our technology directly and through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense for the years ended December 31, 2005 and 2004 was approximately $1,266,000 and $14,748, respectively. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees Any remaining costs were from general operations.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was $3,554 and $0, respectively. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during 2005.

FINANCING COSTS

     Non-cash financing costs were approximately $560,000 for the year ended December 31, 2005 versus $0 in charges for the same period a year ago. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These discounts are amortized over the life of the debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

INTEREST EXPENSE

     Interest expense for the year ended December 31, 2005 was approximately $105,000 versus $0 a year ago. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances in 2005.

NET INCOME / LOSS ON DISCONTINUED OPERATIONS

     The loss on discontinued operations for the year ended December 31, 2005 was approximately $7,000. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in the current period. Pursuant to the terms of the Distribution Agreement noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before January 31, 2006. On January 30, 2006, we amended our Distribution Agreement with our subsidiary InfoCenter, Inc. to change the date on which the requirement of filing a registration statement for the distribution of such shares from "January 31, 2006" to "August 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, our principal source of liquidity consisted of approximately $1,242,000 in cash and cash equivalents. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

     On February 29, 2005, Budget signed an agreement (the "Exchange Agreement") to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to receive the balance of the shares upon consummation of a reverse 1-for 10 split of our common stock (the "Reverse Split") or other corporate action making new shares available for issuance. The agreement was effective on April 29, 2005 subject only to the approval of the Reverse Split. Pursuant to the Exchange Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and paid an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on July 19, 2005. The Reverse Split became effective on July 13, 2005 and an additional 19,510,255 shares of our common stock was then issuable to the former sole stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2%, in the aggregate of the outstanding common stock of the Company at that time.

     As a result of the Exchange, we became the successor to Edentify's obligations under agreements entered into prior to the Exchange. The primary obligations assumed were those obligations resulting from the issuance of convertible debentures by Edentify in December 31, 2004 and in April, 2005 as part of private offerings completed by Edentify and the purchase of software and verification technology for cash, debt, and securities from Edentification, Inc. ("Edentification"). Part of the obligations assumed in connection with the Edentification acquisition included repayment of certain debts of Edentification as set forth in the transaction documents.

     The aggregate consideration to be paid for the technology purchased from Edentification was $100,000 cash plus 772,501 shares of common stock, warrants to purchase an additional 160,873 shares of common stock of the Company (the surviving corporation in the Acquisition transaction) exercisable at $2.50 per share and 160,873 shares of common stock of the Company exercisable at $5.00 per share; an assumption of debt totaling $127,000; and a convertible note agreement for $260,000. Edentification was one of the nominees of Mr. DeFranco designated to be issued shares as part of the Acquisition by Budget. In connection with our purchase of software and verification technology from Edentification, in September 2005, we entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and we are required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.75% as of September 30, 2005). We were required to pay $127,000 into a cash collateral account as required by the terms of the note agreement.

     To finance the repayment of the debts incurred pursuant to the Edentification acquisition agreements, on April 28, 2005, Edentify issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006 and prepaid interest to this lender. As a result of the assumption of this obligation from Edentify, the lender has the right to convert the unpaid principal amount into shares of our common stock at a price per share of $1.00 on a post-Reverse Split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due.

     The December 2004, issuance by Edentify of convertible debentures in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of our common stock (as a result of the Acquisition) in a private placement, resulted in aggregate proceeds to the Company of $300,000.The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at 8% of the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009. In December 2005, the debenture holders exercised 2,000,000 warrants for which the Company received gross proceeds of $300,000. The convertible debenture was issued with a $300,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     The April 2005, issuance by Edentify of convertible debentures in principal amount of 8% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of our common stock (as a result of the Acquisition) in a private placement, resulted in aggregate proceeds to the Company of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at 8% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010. The convertible debenture was issued with a $600,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     Our August 2005 issuance of convertible debentures in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement, resulted in aggregate proceeds to the Company of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010. The convertible debenture was issued with a $1,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     As a result of the transaction with face2face (See section entitled "Asset Acquisitions" above), InMotion paid face2face $1,000 upon execution of the Development Agreement and also provided other assurances regarding minimum capitalization required for face2face to obtain grant funding from certain state agencies and we became bound by an agreement to issue in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") to be delivered to face2face as follows: 2,500,000 Shares at closing of the transaction, 2,500,000 Shares upon acceptance by us of the product under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between us and a customer relating to the product. We also were required to issue a warrant, at closing, to face2face to purchase 1,000,000 shares of our common stock at an exercise price of $1.00 per share.

     Under EITF 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with, Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31,2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of s sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of December 31, 2005.

     After further development of this technology, and/or at the commencement of sales of products using this technology, the Company will begin to amortize, under FASB Statement No. 142. Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.


     In conjunction with a consulting agreement entered into by us with Redwood Consultants, LLC in September 2005, we agreed to issue 700,000 shares of our common stock with the initial 350,000 shares being issued within ten (10) business days of the date of the executed agreement and the remaining 350,000 issued not later than six (6) months from the date of the executed agreement unless terminated earlier.

     Our December 2005 issuance of convertible debentures in principal amount of 6% senior convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement, resulted in aggregate proceeds to the Company of $1,050,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     As of February 28, 2006, the debenture holders and lenders had not converted any portion of their note or debentures.

     Please see "Recent Financing and Asset Acquisitions" in Item 1. Business above and Note 5 - "Software and Verification Technology Purchase"; Note 6 - "Other Intangible Assets, and Note 7 - "Debt" in the consolidated financial statements contained herein for more details on our acquisition of assets and debenture and stock financings.

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

                          CONTRACTUAL CASH OBLIGATIONS

                                  OBLIGATIONS EXPIRING BY PERIOD
                                   (DOLLAR AMOUNTS IN THOUSANDS)
                                  ------------------------------
                          TOTAL          2006   2007-2008
                         ------          ----   ---------
Operating Leases         $  104          $ 41   $   63
Notes Payable               387           387       --
Convertible Debentures    2,950           300    2,650
                         ------          ----   ------
Total                    $3,441          $728   $2,713
                         ======          ====   ======

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued interpretation No. 46, Consolidation of
Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement
133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

On May 15, 2003 the FASB issued Statement No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The Company's reporting of convertible debt is in compliance with this statement.

In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company=s financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets.@ The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, FASB issued SFAS Statement No 154 Accounting Changes and Error Corrections requiring retrospective application to prior periods financial statements of a change in an accounting policy. The company believes that the adoption of this standard will have no material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our significant accounting policies are described in the Notes to the Consolidated

Financial Statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are the following:

REVENUE RECOGNITION

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition whereby: persuasive evidence of arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable, acceptance has occurred and collectibility is probable.

     We may enter into service agreements with its clients whereby we will receive up-front license fees for granting use of the Company's proprietary software. Any non-refundable portion of these license fees received upon execution of these agreements would be recognized ratably over the service agreement term. The remaining portion of the up-front license fee would also be recognized ratable over the term of the agreement only after acceptance has occurred. In the event the contract term is infinite, the up-front fee would be recognized systematically over the period in respect of which fees are estimated to be earned.

INTANGIBLES

     Intangible assets are stated at cost. Amortization is provided using the straight-line method, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology. Amortization will initiate upon the commencement of sales of products using our technology. The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

     The debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the warrants is amortized to financing costs over the remaining life of the debenture. The unamortized discount upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had approximately $1,242,000 in cash and cash equivalents at December 31, 2005. To the extent that our cash and cash equivalents exceed our near term funding needs, we may invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

     We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated balance sheets as of December 31, 2005, and 2004, and our consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the years ended December 31, 2005 and 2004, together with the report of Cinnamon Jang Willoughby & Company, independent registered public accountants, are included at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Internal Controls Over Financial Reporting

     Our management, including the Chief Executive Officer, in conjunction with our Controller and Chief Legal Officer are responsible for establishing and maintaining adequate internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company employs an accounting consultant who is a certified public accountant, familiar with the requirements set forth in Rule 13a-15 and 15d-15 of the Exchange Act, to review our controls on a quarterly basis. At such intervals, this accounting consultant confers with our Controller and Chief Legal Officer and reports directly to our Chief Executive Officer with respect to his findings on the sufficiency and accuracy of these records and further assists in the preparation of our financial statements for inclusion in our reports filed on Form 10-QSB and Form 10-KSB.

Effectiveness of Controls and Procedures

     As part of our efforts to ensure accurate disclosure, our Chief Executive Officer and Chief Operating Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. It has been concluded that the controls and procedures were effective as of the end of the period covered by this report to ensure that material information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. We believe that the controls and procedures discussed above are effective as of the date of the financial statements provided in this annual report and provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of those of our assets that could have a material effect on our financial statements. We further believe that the Company maintains sufficient records, in reasonable detail, as well as internal controls designed to accurately and fairly reflect the transactions and disposition of our assets. In addition, we believe that transactions are recorded as necessary to permit proper preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

     During the fourth quarter and for the fiscal year covered by this report, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

The current officers and directors of the Company are as follows:

NAME                 AGE                      POSITION
----                 ---                      --------
Terrence DeFranco     39   Chairman, Chief Executive Officer, Director
Thomas J. Harkins     48   Chief Operating Officer
Kenneth R. Vennera    39   Chief Legal Officer/General Counsel, Secretary
Michael Preston       60   Director
Eric Gertler          43   Director

Terrence M. DeFranco
Chairman and Chief Executive Officer

Terrence DeFranco is currently the Chairman, Chief Executive Officer and founder of Edentify, Inc. Prior to founding Edentify, Inc., Mr. DeFranco was Chairman and CEO of Titan International Partners, a merchant banking and research firm focused on providing corporate and strategic advisory services and equity and debt financing to small-cap and middle market companies.

His background is primarily in the area of corporate finance, previously serving as head of investment banking for Baird, Patrick & Co., Inc., a 50-year old NYSE Member firm and head of investment banking and founding partner of Burlington Securities Corp., a New York based investment banking and institutional equity trading firm.

Mr. DeFranco began his career on Wall Street in 1991 with PaineWebber, Inc., now UBS PaineWebber. Mr. DeFranco has been an active principal investor, senior manager and advisor to many early-stage companies and has extensive experience in dealing with issues related to the management and operations of small public companies. Mr. DeFranco is a graduate of the University of North Carolina at Chapel Hill with a BA in Economics, has completed coursework toward the Masters in Business Administration and Economic Crime and Fraud Management at Utica College in New York, home of the Economic Crime Institute, and is an Associate Member of the Association of Certified Fraud Examiners.

Thomas J. Harkins
Chief Operating Officer

Prior to his employment with Edentify, Inc. as Chief Operating Officer, Mr. Harkins was the Vice President of Security and Risk Management at MasterCard International, Inc., an international credit card company.

While at MasterCard International, Inc., Mr. Harkins developed and implemented the global Risk Assessment Management Program to improve member profitability and decreased fraud losses. This program defined key metrics, established stretch improvement standards and outlined change initiatives to drive results. It is recognized as an industry benchmark. Prior to his promotion to Vice President at MasterCard International, Mr. Harkins held the positions of Finance and Risk Management Officer and Director of Risk Management.

Mr. Harkins began his career at Citibank, N.A. with a series of assignments involving finance, risk management and marketing. Mr. Harkins is a graduate of Fordham University with a BS in Finance and Economics and is a prior Board Member of the National Foundation for Consumer Credit.

Kenneth R. Vennera
Chief Legal Officer/General Counsel/Secretary

Mr. Vennera has been General Counsel to the firm since January of 2006. He has been a practicing attorney since 1994 and is admitted to the bar in Pennsylvania, New Jersey, Washington, DC and New York. He holds a Juris Doctor degree from Widener University School of Law, 1994, where he was a Research Editor for the Delaware Journal of Corporate Law and a member of the Moot Court Honor Society. He also holds a Master of Laws in Taxation from Villanova School of Law, 1997. Mr. Vennera graduated from the Wharton School of the University of Pennsylvania with a Bachelor of Science degree in Economics in 1989.

Prior to joining the Company, Mr. Vennera was a senior associate with the law firm of Flamm, Boroff & Bacine, P.C. in Blue Bell, Pennsylvania for over a year. Prior to this, Mr. Vennera was a senior associate with Reed Smith, LLP in the Corporate and Securities Department of their Manhattan office. Mr. Vennera also worked for PricewaterhouseCoopers in their Tax Consulting Department prior to joining ReedSmith.

Michael D. Preston
Director

Mr. Preston is a principal of Alberdale & Co., a corporate finance company regulated by the Financial Services Authority in the United Kingdom, Chief Executive Officer of Image Innovations Holdings, Inc., a publicly-traded sports and entertainment art and collectibles business in the USA, and a Director of Phosphagenics Limited, a biotechnology company whose shares are traded on the Australian and UK stock markets.

Prior to becoming a principal of Alberdale, Mr. Preston held senior management positions with several middle market and small capitalization companies, several of which he was a founder, with particular focus on corporate strategy and finance. Mr. Preston became a Fellow of the Institute of Chartered Accountants in England and Wales while employed at PriceWaterhouse & Co. in England. Additionally, Mr. Preston is a graduate of Oxford University.

Eric J. Gertler
Director

Mr. Gertler is the Chief Executive Officer of BlackBook Media Corporation, the publisher of BlackBook Magazine and the BlackBook List guides to New York, Los Angeles, San Francisco and Miami and is also the Managing Partner of EJG Enterprises, a consulting firm to media companies and banks in the area of privacy and individual personal security.

Mr. Gertler is the author of Prying Eyes: Protect Your Privacy From Those That Sell To You, Snoop on You, and Steal from You, July 2004, The Random House Information Group. Previously, Mr. Gertler served as President and Chief Executive Officer of Privista, a credit management and identity theft protection company, and was President of U.S. News & World Report, Fast Company, and The Atlantic Monthly.

Mr. Gertler is a graduate of Brown University with an AB in International Relations and Economics, received a graduate degree in Political Science from Institut D'Etudes Politiques, Paris, France, received a graduate law degree in international law from La Sorbonne, Universite de Paris, Paris, France and received a JD from American University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2005, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

AUDIT COMMITTEE

     Presently, the Board of Directors acts as the Audit Committee as permitted by the rules of the Securities & Exchange Commission. We plan to establish an Audit Committee consisting of three independent directors as soon as practical as the board is expanded.

CODE OF ETHICS

     On March 10, 2006, the Company adopted a Code of Business Conduct and Ethics that applies to all employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

     The summary compensation table below sets forth the aggregate compensation paid or accrued by us for the fiscal year ended December 31, 2005, to our Chief Executive Officer, Chief Operating Officer and Chief Legal Officer/General Counsel who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives"). The summary of the employment agreements with our executives are described below.

                                                         LONG-TERM COMPENSATION
                                                    --------------------------------
                                      ANNUAL                AWARDS
                                   COMPENSATION     ----------------------
                                 ----------------   RESTRICTED
        NAME AND                  SALARY               STOCK
   PRINCIPAL POSITION     YEAR      ($)     BONUS     AWARDS      OPTIONS    PAYOUTS
-----------------------   ----   --------   -----   ----------   ---------   -------
Terrence M. DeFranco,
Chief Executive Officer   2005   $117,500    -0-        n/a      416,667(1)    n/a

Thomas J. Harkins,
Chief Operating Officer   2005   $ 75,000    -0-        n/a      208,333(2)    n/a

Kenneth R. Vennera,
General Counsel/
Chief Legal Officer       2005        -0-    -0-        -0-          -0-       -0-

Notes

(1) 1/3 exercisable at $0.75 per share, 1/3 exercisable at $2.00 per share and 1/3 exercisable at $5.00 per share.

(2)  Exercisable at $0.75 per share.

EMPLOYMENT AGREEMENTS

          Effective April 29, 2005, we assumed the employment contract with Terrence DeFranco, who was appointed by our Board as the Chief Executive Officer and Chairman effective upon the closing of the Acquisition. The term of the agreement is for a period of three years and is terminable for cause. In connection with his employment, Mr. DeFranco was granted options to purchase a total of 1,250,000 shares of our common stock, at exercise prices varying from $0.75 to $5.00 per share vesting over a period of three years at a rate of 1/36th per month, with all options being fully vested in 36 months. and is eligible for such benefits as are provided to other executives of the Company. Pursuant to the terms of his employment agreement with the Company, Mr. DeFranco may not engage in any competitive activity for a period of two years following the termination of his employment with the Company.

          On July 29, 2005, we entered into an employment agreement with Thomas Harkins to be our Chief Operating Officer. Edentify agrees to pay Mr. Harkins $12,500 per month plus any increases or bonuses as determined by the Company. In connection with his employment, Mr. Harkins was granted options to purchase a total of 1,250,000 shares of our common stock at exercise prices varying from $0.75 to $5.00 per share, vesting at a rate of 1/36th of the amount granted per month, with all options being fully vested in 36 months. In the event Mr. Harkins' employment is terminated for any reason other than for cause, Edentify will continue to pay Mr. Harkins' salary and other employee benefits for a three month severance period. Pursuant to the terms of his employment agreement with the Company, Mr. Harkins may not engage in any competitive activity for a period of two years following the termination of his employment with the Company.

          On January 1, 2006, we entered into an employment agreement to engage Kenneth Vennera as general counsel for the Company with the title of Chief Legal Officer. The term of the agreement is for a period of three years and is terminable for cause. In connection with his employment, Mr. Vennera was issued stock and granted options to purchase a total of 1,000,000 shares of our common stock, at exercise prices varying from $0.75 to $4.00 per share, vesting over a period of two years at a rate of 1/24th per month, with all options being fully vested in 24 months. and is eligible for such benefits as are provided to other executives of the Company. Mr. Vennera was also appointed by the Board of Directors as Secretary of the Company by the Board of Directors.

COMPENSATION TO THE BOARD OF DIRECTORS

As of December 31, 2005, the Board of Directors of the Company served without compensation.

COMPENSATION COMMITTEE

          Presently, the Board of Directors acts as the Compensation Committee as permitted by the rules of the Securities & Exchange Commission. We plan to establish a Compensation Committee consisting of three independent directors as soon as practical as the board is expanded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth--

          - each person who is known by us to be the owner of record or beneficial owner of more than 5% of its outstanding Common Stock;

          -    each of our directors and each of our executive officers;

          -    all of our directors and executive officers as a group; and

          - the number of shares of Common Stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

          As used in the table below and elsewhere in this Form 10KSB, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date of this Memorandum. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

          Except as otherwise noted below, the address of each of the persons in the table is c/o 74 West Broad Street, Bethlehem, PA 18018.

NAME OF BENEFICIAL OWNER                      NUMBER OF SHARES (3)   PERCENT OWNED
------------------------                      --------------------   -------------
Terrence DeFranco (1,2)                             8,262,754            22.46%
Face2face, Inc.                                     7,500,000            20.39%

All of our directors and executive officers
   as a group (1 person)                            8,262,754            22.46%

----------
(1)  Executive Officer

(2)  Director

(3) Reflects exercise of warrants to purchase shares of Common Stock and conversion of debentures into Common Stock.

(4) Each of Bushido Capital Master Fund, L.P., Gamma Capital Opportunity Partners, L.P., Class A, Gamma Capital Opportunity Partners, L.P., Class C, and Whalehaven Capital, L.P. own convertible debentures and warrants of the Company that contain provisions that prohibit the conversion or exercise of such debenture or warrant, if such conversion or exercise would cause any of them to own 4.99% or more of the outstanding shares of our common stock. As a result, none of the foregoing beneficially own more than 5% of our shares of common stock.

DESCRIPTION OF SECURITIES

GENERAL

          At the date hereof the Company is authorized by our certificate of incorporation to issue an aggregate of 50,000,000 shares of Common Stock, par value $.001.

COMMON STOCK

          Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. There is cumulative voting for the election of directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive ratably, dividends when, as, and if declared by our board of directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities. The outstanding Common Stock is validly authorized and issued, fully-paid and nonassessable.

WARRANTS

     The Company has issued warrants for 7,975,000 shares of Common Stock in connection with offerings of convertible debentures to investors, of which 2,000,000 have been exercised as of February 28, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The acquisition of Edentify, Inc. by Budgethotels Network, Inc. by means of a share exchange (the "Acquisition") as described above was effective as of March 29, 2005. As a result of the Acquisition, certain institutional investors of Edentify in the offerings described below became our shareholders.

          The December, 2004 issuance of securities (assumed from Edentify, Inc.) consisted of the issuance of an aggregate of $300,000 in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement to two institutional investors. These warrants were exercised for cash in December, 2005. The investors were granted registration rights for the shares underlying their conversion of the debentures and the exercise of the warrants.

          The April, 2005 issuance of securities (assumed from Edentify, Inc.) consisted of an aggregate of $600,000 in principal amount of 6% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement to two institutional investors from the December, 2004 offering as well as another institutional investor. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21, 2010. The investors were granted registration rights for the shares underlying their conversion of the debentures and the exercise of the warrants.

          These same institutional investors were also the most significant investors in our August, 2005 private offering as well as participating in our December, 2005 private offering.

          The August, 2005 issuance consisted of $1,000,000 in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement to the same institutional investors that invested in the December 2004 offering (and who participated in the April 2005 offering). Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010. The investors were granted registration rights for the shares underlying their conversion of the debentures and the exercise of the warrants.

          The December, 2005 issuance consisted of $1,050,000 in principal amount of 6% senior convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement that included one of the institutional investors from the December, 2004, April 2005 and August 2005 offerings. The other investors were unrelated third party accredited investors. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The investors were granted registration rights for the shares underlying their conversion of the debentures and the exercise of the warrants.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

          All audit and professional services provided by Cinnamon Jang Willoughby & Company are approved by the Board of Directors. The total fees billed by Cinnamon Jang Willoughby & Company were $31,000 in 2005. The following table shows the aggregate fees billed to us by Cinnamon Jang Willoughby & Company for professional services rendered during the years ended December 31, 2005 and December 31, 2004.

                          AMOUNT ($)
                      -----------------
DESCRIPTION OF FEES     2004      2005
-------------------   -------   -------
Audit Fees            $ 9,636   $25,000
Audit-Related Fees    $ 5,300     3,500
Tax Fees                   --        --
All Other Fees        $23,015   $10,375
                      -------   -------
Total                 $37,951   $38,875
                      =======   =======

Audit Fees

          Represents fees for professional services provided for the audit of our annual financial statements and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees

          Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

          The Board of Directors has determined that Cinnamon Jang Willoughby & Company rendering of these non-audit services is compatible with maintaining auditor independence. The Board of Directors considers Cinnamon Jang Willoughby & Company to be well qualified to serve as our independent public accountants. The Board of Directors also approved the charges for services performed in 2005.

          The Board of Directors pre-approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A (i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

(a)(3) Exhibits - See exhibit index below.

Unless otherwise indicated filed herewith are the following exhibits:

Exhibit No.   Description of Document
-----------   -----------------------
2.1           Share Exchange Agreement by and between BudgetHotels Network, Inc.
              and Edentify, Inc. attached as an exhibit to the Company's 8-K filed on May 5, 2005

2.3           Asset Acquisition Agreement by and between Edentify, Inc. and
              Edentification, Inc. made as of March 31, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January
              18, 2006

3.1(a) Certificate of Incorporation attached as an exhibit to the Company's Form 10 filed with the Securities and Exchange
              Commission on March 24, 2000

3.1(b)        Certificate of Correction to Amendment to Certificate of
              Incorporation dated July 15, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

3.1(c) Amendment to Certificate of Incorporation dated July 13, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

3.1(d) Amendment to Certificate of Incorporation dated August 14, 2001 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

3.2 By-laws attached as an exhibit to the Company's Form 10 filed with the Securities and Exchange Commission on March 24, 2000

4.2           Form of Securities Purchase Agreement dated as of December 31,
              2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.3 Form of Convertible Debenture dated as of December 31, 2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.4 Form of Warrant dated as of December 31, 2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January
              18, 2006

4.5           Form of Registration Rights Agreement dated as of December 31,
              2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.6 Form of Security Agreement dated as of December 31, 2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.7 Form of Securities Purchase Agreement dated as of April 21, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.8 Form of Convertible Debenture dated as of April 21, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.9           Form of Warrant dated as of April 21, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18,
              2006

4.10 Form of Registration Rights Agreement dated as of April 21, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.11 Form of Security Agreement dated as of April 21, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.12 Form of Securities Purchase Agreement dated as of August 29, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.13 Form of Convertible Debenture dated as of August 29, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.14          Form of Warrant dated as of August 29, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18,
              2006

4.15 Form of Registration Rights Agreement dated as of August 29, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.16 Form of Security Agreement dated as of August 29, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.17          Form of Securities Purchase Agreement dated as of December 10,
              2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.18 Form of Convertible Debenture dated as of December 10, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.19 Form of Warrant dated as of December 10, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January
              18, 2006

4.20          Form of Registration Rights Agreement dated as of December 10,
              2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.21 Form of Security Agreement dated as of December 10, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

10.1 Patent and Technology License Agreement, Development Agreement, and Share and Warrant Issuance Agreement by and between face2face animation, Inc. and the Company dated as of May 27, 2005 attached as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on August 30, 2005.

10.2 Master Services Agreement, Scope of Work 1 and Scope of Work 2 entered into by and between the Company and Seisint, Inc. as of October 3, 2005 attached as an exhibit to the Company's Form 8-K filed with the Securities and Exchange Commission on October 27, 2005.

10.3          Employment Agreements by and between the Company and Terrence
              DeFranco filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

10.4          Employment Agreement by and between the Company and Thomas J.
              Harkins filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

10.5          Employment Agreement by and between the Company and Kenneth R.
              Vennera filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

14.1          Code of Ethics

23.1          Consent of Cinnamon Jang Willoughby & Company to inclusion of
              December 31, 2005 audit

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Edentify, Inc.


Date: March 30, 2006                    /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                        Chief Executive Officer, Director


                                        /s/ Thomas Harkins
                                        ----------------------------------------
                                        Thomas Harkins
                                        Chief Operating Officer


                                        /s/ Craig DeFranco
                                        ----------------------------------------
                                        Craig DeFranco
                                        Controller


                                        /s/ Michael Preston
                                        ----------------------------------------
                                        Michael Preston
                                        Director

                         EDENTIFY, INC AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Certified,
Public Accounting Firm. ......................................   F-2

Consolidated Balance Sheets at December 31, 2004 and 2005 ....   F-3

   Consolidated Statements of Operations for each of the years
   ended December 31, 2004 and 2005 ..........................   F-4

   Consolidated Statements of Changes in Stockholders' Equity
   and Comprehensive (Loss) for each of the years ended
   December 31, 2004 and 2005 ................................   F-5

   Consolidated Statements of Cash Flows for each of the years
   ended December 31, 2004 and 2005 ..........................   F-6

   Notes to Consolidated Financial Statements ................   F-7

[HLB COMPANY LOGO] CINNAMON JANG WILLOUGHBY & COMPANY

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Edentify, Inc.

     We have audited the accompanying consolidated balance sheet of Edentify, Inc. as of December 31, 2005 and 2004 the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Edentify, Inc. and subsidiaries as of December 31, 2004 and 2005 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cinnamon Jang Willoughby & Company

Burnaby, Canada

March 10, 2006

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                    December 31,   December 31,
                                                        2004           2005
                                                    ------------   ------------
                       ASSETS
Current assets:
   Cash                                             $    71,932     $ 1,242,225
   Accounts receivable                                       --              --
   Prepaid expenses                                      22,500       1,031,919
   Other assets                                              --         130,961
   Accounts receivable - related party                       --              --
                                                    -----------     -----------
      Total current assets                               94,432       2,405,105
                                                    -----------     -----------
Property and equipment, net                               5,343       1,331,316
                                                    -----------     -----------
Intangibles, net (Note 6)                                    --       2,545,806
                                                    ===========     ===========
      Total assets                                  $    99,775     $ 6,282,227
                                                    ===========     ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                 $     9,523     $    18,507
   Notes payable (Note 7)                                    --         387,160
   Payroll taxes payable                                     --          19,660
   Related party payable
   Unearned revenue                                                      19,444
   Distribution payable                                 240,338          75,292
   Accrued expenses and other current liabilities            --         623,473
   Current portion of long-term debt                         --         150,000
                                                    -----------     -----------
   Total current liabilities                            349,861       1,293,536
                                                    -----------     -----------
   Long-Term debt (Note 7)                              100,000         410,417
Commitments and contingencies
Stockholders' equity:

   Common stock, $0.001 par value; 50,000,000
      shares authorized; 24,501,425 and
      24,851,425 shares issued and outstanding           24,501          24,851
   Additional paid-in capital                         1,516,437       8,459,289
   Accumulated deficit                               (1,791,024)     (3,905,866)
                                                    -----------     -----------
   Total liabilities & stockholders' equity         $    99,775     $ 6,282,227
                                                    ===========     ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Cumulative Period
                                                For The Year     For The Year      August 27, 2004
                                               Ended December   Ended December   (inception) through
                                                  31, 2004         31, 2005       December 31, 2005
                                               --------------   --------------   -------------------
Revenues:
Sales, net                                      $        --      $       556         $       556
                                                -----------      -----------         -----------
Total revenues:                                          --              556                 556
Cost of sales                                            --            8,483               8,483
                                                -----------      -----------         -----------
Gross profit                                             --           (7,927)             (7,927)
                                                -----------      -----------         -----------
Operating expenses:
Research & development                                   --           83,333              83,333
Selling expenses                                         --           83,583              83,583
General & administrative expenses                    14,748        1,266,174           1,280,922
Depreciation                                             --            3,554               3,554
Bad debt expense                                         --               --                  --
                                                -----------      -----------         -----------
Total operating expenses                             14,748        1,436,644           1,451,392
Other income/(expense):
Other income/(expense)                                   --             (162)               (162)
Financing costs                                                     (560,417)           (560,417)
Interest income                                          --            1,742               1,742
Interest expense                                         --         (104,729)           (104,729)
                                                -----------      -----------         -----------
Total other income/(expense)                             --         (663,566)           (663,566)
                                                -----------      -----------         -----------
Net loss from operations before income taxes        (14,748)      (2,108,137)         (2,122,885)
Income tax expense                                       --               --                  --
                                                -----------      -----------         -----------
Net loss from continuing operations             $   (14,748)     $(2,108,137)        $(2,122,885)
Discontinued Operations
(Loss)/income on discontinued operations of
   subsidiary                                            --           (6,705)             (6,705)
                                                -----------      -----------         -----------
Net Loss                                        $   (14,748)     $(2,114,842)        $(2,129,590)
                                                ===========      ===========         ===========
Basic and diluted loss per common share
   Continued Operations                         $      (.00)     $      (.09)        $      (.09)
   Discontinued Operations                      $      (.00)     $       .00         $      (.00)
                                                -----------      -----------         -----------
Net Loss                                        $      (.00)     $      (.09)        $      (.09)
                                                ===========      ===========         ===========
Weighted average shares outstanding              24,501,425       24,596,217          24,572,519
                                                ===========      ===========         ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE CUMULATIVE PERIOD AUGUST 27, 2004 (INCEPTION) THROUGH DECEMBER 31, 2005

                                                                                                        Retained
                                                    Common Stock                           Accum.       Earnings        Total
                                                 -------------------    Additional     Comprehensive  (Accumulated  Stockholders'
                                                   Shares     Amount  paid-in-capital       Loss        Deficit)        Equity
                                                 ----------  -------  ---------------  -------------  ------------  -------------
Balance - August 27, 2004                             1,000  $    --   $     5,000                    $        --    $     5,000
Recapitalization for retroactive effect of
   reverse acquisition                           24,500,425   24,501     1,511,437                     (1,776,276)      (240,338)
Net income for the year ended December 31, 2004                                                           (14,748)       (14,748)
                                                 ----------  -------   -----------          ---       -----------    -----------
Balance - December 31, 2004                      24,501,425   24,501     1,516,437           --        (1,791,024)      (250,086)
                                                 ==========  =======   ===========          ===       ===========    ===========
Fair value ascribed to debenture beneficial
   conversion features and related warrants                               300,000                                        300,000
Fair value ascribed to debenture beneficial
   conversion features and related warrants                                600,000                                       600,000
Fair value ascribed to debenture beneficial
   conversion features and related warrants                              1,000,000                                     1,000,000
Fair value ascribed to debenture beneficial
   conversion features and related warrants                              1,050,000                                     1,050,000
Warrants exercised in connection with
   convertible debenture                                                   300,000                                       300,000
Fair value ascribed to software and
   verification technology purchased in
   conjunction with reverse acquisition                                    806,082                                       806,082
Fair value ascribed to license, development,
   and share and warrant issuance agreement
   with face2face                                                        2,545,806                                     2,545,806
Issuance of Common Stock for services provided      350,000      350       254,800                                       255,150
Warrants issued for services provided                                       86,164                                        86,164
Net loss for the year end December 31, 2005                                                            (2,114,842)    (2,114,842)
                                                 ----------  -------   -----------          ---       -----------    -----------
Balance as of December 31, 2005                  26,851,425   24,851     8,459,289           --        (3,905,866)     4,578,274
                                                 ==========  =======   ===========          ===       ===========    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative
                                                                                                             Period
                                                                                                         August 27, 2004
                                                                   For the Year        For the Year        (inception)
                                                                       Ended              Ended              through
                                                                December 31, 2004   December 31, 2005   December 31,2005
                                                                -----------------   -----------------   ----------------
Cash flows from operating activities:
   Net loss from continuing operations                              $(14,748)          $(2,108,137)       $(2,122,885)
   Net (loss) / income from discontinued operations                 $     --           $    (6,705)       $    (6,705)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation of property and equipment                                 --                 3,554              3,554
   Amortization of deferred financing costs                               --               560,417            560,417
   Common stock issued for services                                       --               255,150            255,150
   Common stock issued for software technology                            --               806,082            806,082
Changes in assets and liabilities:
   Prepaids                                                          (22,500)           (1,009,419)        (1,031,919)
   Other current assets                                                   --              (130,961)          (130,961)
   Accounts payable, trade                                             9,523                 8,984             18,508
   Payroll tax payable                                                    --                19,660             19,660
Deferred revenue                                                          --                19,444             19,444
Dividend payable                                                       5,000              (165,046)          (160,046)
   Other liabilities and accrued expenses                                 --               580,973            580,973
                                                                    --------           -----------        -----------
   Net cash used in operating activities                             (22,725)           (1,037,340)        (1,060,065)
                                                                    --------           -----------        -----------
Cash flows from investing activities:

   Purchase of software and verification technology                       --            (1,293,082)        (1,293,082)
   Purchase of property and equipment, net                            (5,343)              (36,445)           (41,788)
                                                                    --------           -----------        -----------
   Net cash used in investing activities                            $ (5,343)          $(1,329,527)        (1,334,870)
                                                                    --------           -----------        -----------
Cash flows from financing activities:
   Proceeds from borrowings                                         $100,000           $ 3,237,160          3,337,160
   Proceeds from exercising of warrants                                   --               300,000            300,000
                                                                    --------           -----------        -----------
   Net cash provided by financing activities                         100,000             3,537,160          3,637,160
                                                                    --------           -----------        -----------
   Net decrease (increase) in cash and cash equivalents               71,932             1,170,293          1,242,225
Cash and cash equivalents at beginning of period                          --                71,932                 --
                                                                    --------           -----------        -----------
Cash and cash equivalents at end of period                          $ 71,932           $ 1,242,225        $ 1,242,225
                                                                    ========           ===========        ===========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                        $     --           $ 2,545,806        $ 2,545,806
                                                                    ========           ===========        ===========
   Warrants issued for services                                     $     --           $    86,164        $    86,164
   Common stock issued for acquisition of software technology       $     --           $   806,082        $   806,082
                                                                    ========           ===========        ===========
   Common stock issued in disposition of debt                       $     --           $        --        $    10,000
                                                                    ========           ===========        ===========
   Common stock issued for services                                 $     --           $   255,150        $   255,150
                                                                    ========           ===========        ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: COMPANY DESCRIPTION

     Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a later development-stage company and expects shortly to begin a period of increased growth. Edentify will seek to fulfill its goals by analyzing the means by which identity crimes are perpetrated and through the development of new technologies and procedures to assist corporations, the government and consumers in the fight against identity fraud and related crime.

     Edentify owns the intellectual property rights to two strategic approaches for the detection and prevention of identity fraud. They are (1) an information-based data analysis and monitoring approach and (2) a biometric technology-based approach.

     The first approach, the operations of which are carried our through our wholly-owned subsidiary, Edentify, Inc. (Delaware), is a patented information-based approach that analyzes identity data information for individuals in large databases and is capable of detecting and scoring incidences of identity manipulation and potential theft (Identity Quotient Index(TM)). The forerunner of this technology is currently used in screening identities used for new checking account applications at nearly every major bank in the U.S. Edentify will continue to market this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

     The second approach is a biometric technology that will be marketed through and is named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). This novel set of algorithms combines face and voice recognition techniques for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Additionally, the system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously

     Edentify currently markets its data analysis technology directly and through channel partners. The biometric technology is currently under development and, upon completion will be marketed through strategic partners as OEMs or value added resellers. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensively-robust enrollment and subsequent identity protection system.

NOTE 2: REORGANIZATION

     On February 29, 2005, BudgetHotels Networks, Inc. ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to receive the balance of the shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Acquisition"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on or before July 31, 2005. Both amounts were paid to Budget in July 2005.

     The Company subsequently effected a 1-for-10 reverse split of our capital stock (the "Reverse Split"). Upon the Reverse Split becoming effective in July, 2005, we issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the Reverse Split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock issued and outstanding.

     Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, and the subsequent amendment thereof on January 30. 2006, the distribution is required to be completed on or before August 31, 2006.

     The operations regarding our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America.

     The Acquisition resulted in the owners and management of Edentify having effective operating control of the combined entity after the acquisition, with the existing Budget investors continuing as only minority shareholders.

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

     These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC.

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

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition whereby persuasive evidence of arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable, acceptance has occurred and collectibility is probable.

     The Company may enter into service agreements with its clients whereby the Company will receive up-front license fees for granting use of the Company's proprietary software. Any non-refundable portion of these license fees received upon execution of these agreements would be recognized ratably over the service agreement term. The remaining portion of the up-front license fee would also be recognized ratable over the term of the agreement only after acceptance has occurred. In the event the contract term is infinite, the up-front fee would be recognized systematically over the period fees are estimated to be earned.

CASH & CASH EQUIVALENTS

     For purposes of cash flow, cash consists of unrestricted cash balances held at area banks, and cash held in escrow.

PROPERTY AND EQUIPMENT

     Property and Equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the assets (5 to 10 years).

INTANGIBLES

     Intangible assets are stated at cost. Amortization is provided using the straight-line method, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

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

     As of December 31, 2005, operations have not commenced. Deferred taxes, if recorded, would be the difference between the amount of pre-organization costs deferred until operations begin and the accumulated deficit at December 31, 2005.

STOCK BASED COMPENSATION

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." We chose to apply Accounting Principal Board Opinion 25 and related interpretations in accounting for stock options granted to our employees.

     The Company provides pro forma disclosures of compensation expense under the fair market value method of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The weighted average assumptions used for the years presented are as follows:

                                             2005
                                           --------
Risk-free interest rate                        4.37%
Expected dividend yield                          --
Expected lives                                3 yrs
Expected volatility                             196%

Weighted average market value of options
   and warrants issued in the year 2005    $297,000

If compensation cost for the Company's option plan had been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the years ended December 31, 2004, and 2005 would have been as follows:

                    (In thousands except for per share data)

                                                     December 31,   December 31,
For the years ended:                                     2004           2005
--------------------                                 ------------   ------------
Net (loss)as reported                                   $  (15)       $(2,903)
Add: Stock based compensation included in net loss
as reported,
net of related tax effects                                  --             --
                                                        ------        -------
Deduct: Stock based compensation determined under
fair value based
method for all awards, net of related tax effects           --           (297)
                                                        ------        -------
Pro forma - net loss                                    $  (15)       $(3,200)
                                                        ======        =======
Basic and diluted loss
per share - as reported                                 $(0.00)       $ (0.12)
                                                        ------        -------
Basic and diluted loss
per share - pro forma                                   $(0.00)       $ (0.13)
                                                        ======        =======

For stock warrants granted to non-employees, the Company measures fair value of the equity instruments utilizing the Black-Scholes method if that value is more reliably measurable than the fair value of the consideration or service received. The Company amortizes such cost over the related period of service.

The exercise price of all stock warrants granted was equal to or greater than the fair market value of the underlying common stock as defined by APB 25 on the date of the grant.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with FSAS No.
128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if converted method. In computing diluted EPS, the average shares price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005, the company has no items that represent a Comprehensive loss in the financial statements.

FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable, other assets, accounts payable and accrued liabilities, notes payable, related party payables, payroll taxes payable and long-term debt approximate their carrying values due to the immediate or short term maturity of these financial instruments.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES

As per FIN 46(R), "Consolidation of Variable Interest", applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

FOREIGN CURRENCY TRANSLATION

The functional and reporting foreign currency is the United States dollar. Foreign currency transactions are occasionally undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

The debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the warrants is amortized to financing costs over the remaining life of the debenture. The unamortized discount upon the conversion of the debentures is expensed to financing cost on a pro-rata basis.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

On May 15, 2003 the FASB issued Statement No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The Company's reporting of convertible debt is in compliance with this statement.

In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets.@ The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, FASB issued SFAS Statement No 154 Accounting Changes and Error Corrections requiring retrospective application to prior periods financial statements of a change in an accounting policy. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

At December 31, 2005, all amounts due in respect hereof were paid in full. The Company valued total consideration for the software as follows:

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

     Under EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with, Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31,2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of a sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of December 31, 2005.

     After further development of this technology, and/or at the commencement of sales of products using this technology, the Company will begin to amortize, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

The Company valued total consideration for the software as follows:

Common Stock          $1,875,000
Warrants                 670,806
                      ----------
Total Consideration   $2,545,806
                      ==========

     The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

NOTE 7: DEBT

Long-term notes payable at December 31, 2005 consisted of the following:

Convertible Debentures   $ 2,650,000
Less Discounts            (2,239,583)
                         -----------
Total Long term debt     $   410,417
                         ===========

     On December 31, 2004, the Company issued an aggregate of $300,000 in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $300,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at a rate of 8% per annum on the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009. The convertible debenture was issued with a $300,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the two year life of the debenture. On December 10, 2005, the debenture holders exercised 2,000,000 warrants for which the Company received gross proceeds of $300,000.

     On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 8% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at a rate of 8% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010. The convertible debenture was issued with a $600,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     On August 29, 2005, we issued an aggregate of $1,000,000 in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010. The convertible debenture was issued with a $1,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     As of December 10, 2005, we issued an aggregate of $ 1,050,000 in principal amount of 6% senior convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     As of December 31, 2005, the debenture holders and lenders had not converted any portion of their note or debentures.

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

     In connection with the Company's purchase of software and verification technology (See Note 5 above), the Company, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.75% as of September 30, 2005). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement. The Company has accounted for this amount as an other asset as of December 31, 2005.

NOTE 8: COMMITMENTS AND CONTINGENCIES

     The Company entered into an operating lease for office facilities that expires over the next three years. The facilities were occupied on May 23, 2005, and the lease expires on May 31, 2008. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of December 31, 2005 are as follows:

YEARS ENDING DECEMBER 31:
-------------------------
2006.....................     41,293
2007.....................     42,327
2008.....................     20,524
2009.....................      1,665
2010.....................      1,328
                            --------
TOTAL....................   $107,137
                            ========

NOTE 9: CONSULTING AGREEMENT

     On September 19, 2005, the Company entered into a one year consulting agreement with Redwood Consultants, LLC to assist the Company with its investor relations activities. Redwood Consultants is a full-service investor relations firm headquartered in Novato, Calif., Redwood Consultants specializes in creating credible awareness of its clients' corporate potential to the financial community through communications with analysts, market makers, institutions, retail stockbrokers, and individual investors nationwide. In consideration for entering into this agreement, the Company agreed to issue 700,000 shares of its common stock with the initial 350,000 shares being issued within ten (10) business days of the date of the executed agreement and the remaining 350,000 issued not later than six (6) months from the date of the executed agreement. The Company recorded the transaction as prepaid investor relations of $255,150 based upon the fair value of the Company's common stock upon the date of the agreement and will incur expense ratably over the term of the agreement.

NOTE 10: EMPLOYMENT AGREEMENTS

     Effective on April 29, 2005, we assumed the employment contract with Terrence DeFranco, who was appointed by our Board as the Chief Executive Officer and Chairman effective upon the closing of the Acquisition. The term of the agreement is for a period of three years and is terminable for cause. In connection with his employment, Mr. DeFranco was granted options to purchase a total of 1,250,000 shares of our common stock, at exercise prices varying from $0.75 to $5.00 per share vesting over a period of three years at a rate of 1/36th per month , with all options being fully vested in 36 months.

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

NOTE 11: DEVELOPMENT AND SERVICE AGREEMENT

     The Company entered into a Master Services Agreement (the "Services Agreement") with Seisint, Inc.("Seisint") effective October 3, 2005. This Services Agreement provides for Seisint to provide certain services and for Edentify to perform certain duties as outlined in a separate Scope of Work ("SOW") all in connection with supporting our ongoing efforts to assist our customers in the areas of detection and prevention of identification fraud. The Master Services Agreement also provides that a fee will be paid to Seisint as specified in a separate SOW. The term of the Master Services Agreement begins as of the Effective Date and continues until December 31, 2008, renewable for successive one-year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Upon expiration of the term, all licenses granted pursuant to the Agreement or any SOW will terminate. The Master Services Agreement also provides for an indemnification by each of the parties of the other party under conditions set forth in detail in the Master Services Agreement. Except with respect to the indemnification obligations of the parties, liability under the Master Services Agreement is limited to the amount payable under the Master Services Agreement. This agreement also provides for confidentiality with respect to the information and technology being exchanged and developed. The Master Services Agreement further requires us to maintain general liability insurance with coverage of no less than $1,000,000 per claim and $2,000,000 aggregate.

     In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within Seisint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to Seisint a fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment delivered on or before 30 days from the date of the December 31, 2005 invoice from Seisint. Pursuant to the agreement, the Company paid the amount due upon execution of the agreement and recorded the second payment due as an accrued liability as of December 31, 2005. The Company recorded the entire fee as prepaid expense as of December 31, 2005 and will amortize these costs over the three year contract term as research and development. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to Seisint fees for 2006, 2007 and 2008, respectively. As of December 31, 2005, the Company's prepaid expense was $1,032,000 which included the transaction above.

     Pursuant to the first SOW ("SOW 1"), executed simultaneously with the Master Services Agreement, Seisint is to provide all hardware, operating software (excluding certain assessment modules provided by Edentify) and data center needs necessary for the development, implementation and maintenance of servers that shall perform identification fraud detection services to our customers. Edentify is to provide the assessment modules for processing to develop a key that will allow for the detection of identification fraud. The term of SOW 1 begins as of the Effective Date and continues until December 31, 2008, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Edentify also grants to Seisint a revocable (to the extent that SOW 1 is terminable), world-wide, non-transferable, royalty-free restricted license without the right to sublicense to use the assessment modules and key generation modules solely for the purpose of performing the services contemplated by SOW 1. SOW 1 also sets forth a schedule of fees payable by Edentify to Seisint, increasing annually for each of the three years of the term and a revenue sharing formula, whereby Seisint receives a percentage of the gross revenue derived from the sale by Edentify of the product developed from the services performed under SOW 1 based on a stepped rate over the three year initial term of the agreement. SOW 1 also provides that the parties will cooperate on product development and shall negotiate in good faith on rights to resell the products jointly developed. Each party retains their respective rights in the intellectual property originated by such party and used in conjunction with the performance of the services contemplated by the agreement.

     Pursuant to the second SOW ("SOW 2") also, executed simultaneously with the Master Services Agreement, Edentify is to be compensated a percentage of receipts from sales of Seisint services for which Edentify originated the customer lead and was a procuring cause. The term of SOW 2 begins as of the Effective Date and continues until December 31, 2008, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term.

NOTE 12: LICENSE AGREEMENTS

     On December 9, 2005, we entered into a Scoring Services Agreement with MyPublicInfo ("MPI") whereby MPI will provide us with identity information from their proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide MPI with a license to use the "Identity Score" derived utilizing our proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

     For grant of the license, MPI undertook to pay us a fee, in two parts: (1) upon execution of the agreement and (2) upon the completion of the 60-day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The Client is entitled to a partial refund of the license fee in the event acceptance is not met. In addition, MPI will pay a fee per month for the scoring service commencing on the date of acceptance and continuing for the term of the agreement. Upon execution of the agreement, the entire license fee was recorded by us as deferred revenue. The non-refundable portion of the up-front fee will be recognized as income ratably over the service agreement term. Upon acceptance of the product or service, the remaining balance of the license fee will also be recognized ratably over the term of the agreement. As of December 31, 2005, we had received the amount due upon execution of the agreement.

NOTE 13: SUBSEQUENT EVENTS

     On January 1, 2006, the Company entered into an employment agreement to engage Kenneth Vennera as general counsel for the Company with the title of Chief Legal Officer. The term of the agreement is for a period of three years and is terminable for cause. In connection with his employment, Mr. Vennera was issued stock and granted options to purchase a total of 1,000,000 shares of our common stock, at exercise prices varying from $0.75 to $4.00 per share, vesting over a period of two years at a rate of 1/24th per month , with all options being fully vested in 24 months. and is eligible for such benefits as are provided to other executives of the Company. Mr. Vennera was also appointed by the Board of Directors as Secretary of the Company by the Board of Directors.

     On January 30, 2006, the Company amended its Distribution Agreement with our subsidiary InfoCenter, Inc. to change the date on which the requirement of filing a registration statement for the distribution of such shares from "January 31, 2006" to "August 31, 2006.