Form 10KSB/A
period 2004-11-30
EDENTIFY, INC.
filed 2006-04-03
CIK 1091938

                                  FORM 10-KSB/A
                                 Amendment No. 1

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 0F 1934

     For the fiscal year ended - November 30, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

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

                                 (604) 669-7827
               Registrant's telephone number, including area code

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

                                 YES [x] NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year.

     November 30, 2004 - $486,720

The aggregate market value of the Common Stock held by non-affiliates is as follows: 22,911,722 shares at $0.05 for a total of $1,145,586.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: November 30, 2004 - 28,911,722 shares of Common Stock.

Documents Incorporated by Reference:

     1. Form 10-QSB, and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

     2. All reports filed with the Securities and Exchange Commission after August 2, 1999.

ITEM 1. BUSINESS.

History

Budgethotels Network, Inc. (formerly budgethotels.com, Inc.) (the "Company"), was incorporated under the laws of the State of Nevada on November 5, 1997, as Info Center International Inc. On November 30, 1997, the Company acquired all of the issued and outstanding shares of common stock of Info Center, Inc. ("ICI"), a corporation incorporated under the laws of the State of Washington on November 6, 1984. ICI thereafter became a wholly owned subsidiary corporation of the Company. On February 11, 1999, the Company changed its name to budgethotels.com, Inc. Info Center, Inc. ("ICI') is a wholly owned subsidiary of the Company. W.J. Marshall Management Inc. owned all of the shares of ICI and exchanged those shares for 8,000,000 shares of the Company's common stock in 1997. W.J. Marshal Management Inc. is a corporation owned and controlled by William J. Marshall, the Company's past President. W.J. Marshall Management Inc. is a corporation formed to hold title to certain investments of Mr. Marshall. W.J. Marshall Management Inc. is not a subsidiary corporation of the Company.

Operations

The Company's business operations consists of (1) display board advertising, and
(2) an Internet online travel reservation system through its website, www.budgethotels.com. During the year ended November 30, 2003, the Company elected to discontinue its internet kiosks operations

Display Board Advertising

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

Costs of Display Board Adverting

The cost of constructing and installing each board is approximately $5,000. Over the life of the boards, the operating costs (which are included in general and administrative costs) can significantly add to the 'total' cost of each board.

Marketing

The Company currently operates 78 boards throughout the United States and Canada. The boards range geographically from Vancouver, British Columbia, Canada to Miami, Florida. Due to the Company's financial condition and limited personnel, the Company has primarily marketed advertising space on its various boards by telephone contact with potential advertisers. The Company recognizes, however, that the most effective method of selling its products is through direct and personal contact with potential customers. Accordingly, the Company originally intended to establish a network of area representatives who would sell the Company's product on a commission basis. This plan, formulated at November 30, 2002, and held in abeyance for approximately one year, was to be revised and to concentrate on direct sales rather than telemarketing. The plan has been discontinued.

The Company intends to concentrate its marketing efforts on filling the vacant spaces on existing boards, filling spaces on any additional boards installed and targeting strategic hotels to act as a wholesaler of rooms.

License Agreement with Greyhound Lines, Inc. ("Greyhound")

On October 2, 1997, a License Agreement (the "License Agreement") was executed between the Company and Greyhound Lines, Inc., a Delaware corporation. The License Agreement grants to the Company the sole right to install, operate and maintain wall-unit advertising displays with direct dial phones in Greyhound's leased bus terminal facilities. The License Agreement is effective beginning on February 15, 1998, and will continue in full force until February 15, 2003 (the "Initial Term"). After the Initial Term, the License agreement may be renewable for two additional five-year terms. The License Agreement has been renewed for an additional five years, expiring on February 15, 2008.

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

3. Comprehensive Automobile Liability Insurance providing coverage for owned, non-owned, hired, contracted, and leased vehicles of Info Center with combined single limits for injury or damage in any one accident of $500,000 (naming Greyhound as an additional insured); and

4. Workers' Compensation Insurance in the amounts required by applicable state laws governing the Company's operations or evidence that such insurance is not required.

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

As at November 30, 2004, the Company operates 78 boards throughout the United States and 3 in Canada.

Internet Website "www.budgethotels.com"

The Company owns the website www.budgethotels.com ('budgethotels").

The Company takes hotel reservations on-line and obtains a commission from the respective hotel for each reservation. The Company receives a commission of 10% on each on-line reservation. As financial transaction security on the Internet improves, the Company anticipates that on-line reservations will increase. There is no assurance that the foregoing assumption will prove accurate.

On November 20, 2000, the Company entered into an Agreement with Pegasus Systems Inc. of Dallas, Texas under which approximately 37,000 hotels on the Pegasus system became accessible to visitors to the Company's website. The Company paid Pegasus Systems an initial $10,000 and paid an additional $2,500 per month unless 2,500 reservations for the month were booked through the Company's website. This agreement expired on November 30, 2003 and has not been replaced.

Competition

The Company competes with many other board providers and Internet travel services, most of whom have more financial resources than the company and there can be no assurance that, in the future, the Company will be able to compete successfully with other display board advertisers or Internet website advertisers. The Company is a small participant within the display board advertising arena and the Internet website arena. The Company competes with professional advertising agencies, television, radio and publications such as magazines and newspapers, all of which have more resources than the Company. The Company competes with other display board advertisers on the basis of price, availability of advertising space, size of space and the location of space. The Company competes with other Internet providers on the basis of price and the amount of space allocated to a particular client. The Company intends to market it services as discussed in "Item 1. Description of Business - Marketing" and does not believe that its methods of marketing will adversely affect its competitive position.

Government Regulation

The Company anticipates that its display board advertising will be subject to regulation by the representative local and state authorities, as well as federal authorities, with regard to the content of each display board. Further, the content of the display boards will also be regulated by the respective transportation (airport, bus, port or train) authorities. Advertisements subject to regulation may include socially objectionable advertisements relating to such matters as alcoholic beverages, tobacco products, drug or sex paraphernalia, "striptease" or topless establishments, "adult book stores", nude modeling studios, escort services and massage parlors.

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

Company Offices

The Company's headquarters are located at 1260 Hornby Street, Vancouver, British Columbia, Canada, V6Z 1W2 and its telephone number is (604) 669-7827.

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

     3. Development and Market Acceptance of Services. The Company's success and growth will depend in part upon the market's acceptance of, and the Company's ability to deliver and support, the Company's services.

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

The Company's registered office is located at 1260 Hornby Street, Vancouver, British Columbia, Canada, V6Z 1W3 and its telephone number is (604) 669-7827.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCLHOLDERS' MATTERS

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

Fiscal Quarter      High Bid [1]   Low Bid [1]
--------------      ------------   -----------
2004
   Fourth Quarter       $0.05         $0.025
   Third Quarter        $0.05         $0.025
   Second Quarter       $0.10         $ 0.04
   First Quarter        $0.12         $ 0.06

2003
   Fourth Quarter       $0.08         $ 0.03
   Third Quarter        $0.09         $ 0.03
   Second Quarter       $0.14         $ 0.05
   First Quarter        $0.12         $ 0.05

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of November 30, 2004, the Company has identified 502 holders of record of its Common Stock.

The Company has not paid any dividends since its inception and does not anticipate paying dividends on its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales for the year ended November 30, 2004 were $486,720, a decline of $126,482, or 20.63%, from the year ended November 30, 2003 due to a decrease of $77,403 in advertising revenues and a decrease of $49,079 in on-line bookings. The decrease is due to a reduction in commissioned sales personnel pending development of the Company's new electronic Info-Center boards, a marketing plan for the new boards and to a reduction in the number of current boards in day-to-day operations.

Commissions relating to the generation of advertising revenues decreased by $56,781 or 28.19%, mainly as a result of a reduction in the number of sales personnel.

The Company's general and administrative costs decreased by $20,140 or 3.85% as a result of a streamlining of the Company's operations, which included closing the operations and administrative office in Kelowna, British Columbia, Canada.

The Company recorded a gain of $19,475 as a result of the sale of the assets and liabilities of its discontinued internet kiosk operation and a gain of $2,176 as a result of the write-off of a lease payable.

Non-cash charges relating to the depreciation decreased by $33,156.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash overdraft of $16,442 at November 30, 2004. Excluding items relating to the deferral of revenues and related commissions, the Company had a working capital deficiency of $59,754 as compared to a working capital deficiency of $100,028 at November 30, 2003. The decrease in working capital deficiency compared to the previous year resulted primarily from a decrease of $28,929 in bank loans payable from bank loans of $47,630 to $18,701, a decrease in payroll taxes payable of $7,249, and a decrease in related party payables of $24,117. The Company's accumulative deficit at November 30, 2004 was $1,775,648 as compared to $1,581,938 at November 30, 2003.

ITEM 7. AUDITIED CONSOLIDATED FINANCIAL STATEMENTS

                           BUDGETHOTELS NETWORK, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2004 AND 2003

                                    CONTENTS

Independent Auditors' Report................................................   3
Consolidated Balance Sheet..................................................   4
Consolidated Statements of Operations.......................................   6
Consolidated Statements of Stockholders' Equity (Deficit)...................   7
Consolidated Statements of Cash Flows.......................................   8
Notes to the Consolidated Financial Statements..............................   9

(HLB CINNAMON JANG WILLOUGHBY & COMPANY LOGO)

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

                                            "Cinnamon Jang Willoughby & Company"

                                                           Chartered Accountants

Burnaby, BC
February 23, 2005

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.
Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of (HLB INTERNATIONAL LOGO). A world-wide organziation of accounting firms and business advisors.

                           BUDGETHOTELS NETWORK, INC.
                           CONSOLIDATED BALANCE SHEET

                                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                                         -----------------   -----------------
                                            ASSETS

CURRENT ASSETS
   Cash                                                     $        --         $    15,857
   Accounts receivable                                           80,718              53,851
   Prepaid commissions                                               --              32,149
                                                            -----------         -----------
      TOTAL CURRENT ASSETS                                       80,718             101,857
PROPERTY AND EQUIPMENT (NET)                                         --              54,221
                                                            -----------         -----------
TOTAL ASSETS                                                $    80,718         $   156,078
                                                            ===========         ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                         $   102,470         $    80,215
   Bank overdraft                                                16,442                  --
   Bank loans                                                    18,701              47,630
   Payroll taxes payable                                          1,975               9,224
   Lease payable - current portion                                   --               7,667
   Related party payable                                            883              25,000
   Unearned revenue                                             179,957             175,637
                                                            -----------         -----------
      TOTAL CURRENT LIABILITIES                                 320,428             345,373
LONG TERM LIABILITIES
   Leases payable                                                    --                 705
                                                            -----------         -----------
                                                                320,428             346,078
                                                            -----------         -----------
COMMITMENTS AND CONTINGENCIES  (Note 5)
GOING CONCERN (Note 10)
STOCKHOLDERS' DEFICIENCY
   Preferred Stock; 1,000,000 shares authorized at
      $0.01 par value
   Issued and outstanding; Nil shares
   Common Stock; 50,000,000 shares authorized at
      $0.001 par value
   Issued and  outstanding; 28,911,722  for  November
   30, 2004 and  21,486,722  for November 30, 2003               28,912              21,487
   Additional paid-in capital                                 1,507,026           1,370,451
   Accumulated deficit                                       (1,775,648)         (1,581,938)
                                                            -----------         -----------
      TOTAL STOCKHOLDERS' DEFICIENCY                           (239,710)           (190,000)
                                                            -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $    80,718         $   156,078
                                                            ===========         ===========

Director: ___________________________   Director: ______________________________

   The accompanying notes are an integral part of these consolidated financial statements

                           BUDGETHOTELS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         FOR THE YEARS ENDED
                                                -------------------------------------
                                                NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                                -----------------   -----------------
REVENUE
   Sales                                           $   486,720         $   613,202
   Commission expense                                  142,499             199,280
                                                   -----------         -----------
TOTAL NET REVENUE                                      344,221             413,922
                                                   -----------         -----------
EXPENSES
   General and administrative expense                  502,875             523,015
   Bad debts expense - net                               8,285              42,372
   Depreciation                                         48,422              81,578
   Impairment expense                                       --               3,786
                                                   -----------         -----------
      Total Expenses                                   559,582             650,751
                                                   -----------         -----------
      Loss from Operations                            (215,361)           (236,829)
                                                   -----------         -----------
OTHER EXPENSES (INCOME)
   Gain on sale of domain name                              --             (49,500)
   Gain on write-off of lease payable                   (2,176)                 --
   Gain on disposal of Internet 2U                     (19,475)                 --
   Loss on disposition of debt                              --              50,000
   Interest expense                                         --              17,346
                                                   -----------         -----------
      TOTAL OTHER EXPENSES (INCOME)                    (21,651)             17,846
                                                   -----------         -----------
      LOSS BEFORE DISCONTINUED OPERATIONS
         (NOTE 14)                                    (193,710)           (254,675)
                                                   -----------         -----------
Discontinued operations
      Loss from discontinued operations                     --              30,062
                                                   -----------         -----------
      TOTAL LOSS FROM DISCONTINUED
         OPERATIONS                                         --              30,062
                                                   -----------         -----------
      NET LOSS                                     $  (193,710)        $  (284,737)
                                                   ===========         ===========
BASIC LOSS PER SHARE
   Continuing operations                           $     (0.01)        $     (0.02)
   Discontinued operations                                  --                  --
                                                   -----------         -----------
      TOTAL LOSS PER SHARE                         $     (0.01)        $     (0.02)
                                                   ===========         ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       25,992,665          17,581,428
                                                   ===========         ===========

   The accompanying notes are an integral part of these consolidated financial statements

                           BUDGETHOTELS NETWORK, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                         COMMON STOCK       ADDITIONAL
                                     --------------------     PAID IN    ACCUMULATED
                                       SHARES      AMOUNT     CAPITAL      DEFICIT
                                     ----------   -------   ----------   -----------
Balance, November 30, 2002           15,895,281   $15,895   $1,089,365   $(1,297,201)
Common stock issued for
   fixed assets at $0.08 per share      150,000       150       11,850            --
Common stock issued for
   services at $0.10 per share        2,941,441     2,942      171,736            --
Common stock issued to extinguish
   debt at $0.04 per share            2,500,000     2,500       97,500            --
Net loss for the year ended
   November 30, 2003                         --        --           --      (284,737)
                                     ----------   -------   ----------   -----------
BALANCE, NOVEMBER 30, 2003           21,486,722    21,487    1,370,451    (1,581,938)
Common stock issued for
   services at $0.075 per share         100,000       100        7,400            --
Common stock issued for
   services at $0.02 per share          250,000       250        4,750            --
Common stock issued to extinguish
   debt at $0.01 per share            1,000,000     1,000        9,000            --
Common stock issued for cash          6,075,000     6,075      115,425            --
Net loss for the year ended
November 30, 2004                            --        --           --      (193,710)
                                     ----------   -------   ----------   -----------
BALANCE, NOVEMBER 30, 2004           28,911,722   $28,912   $1,507,026   $(1,775,648)
                                     ==========   =======   ==========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                           BUDGETHOTELS NETWORK, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED
                                                           -------------------------------------
                                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                                           -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(193,710)          $(284,737)
   Adjustments  to reconcile net loss to cash  provided
      (used) by operating activities:
   Depreciation                                                   48,422              81,578
   Bad debts                                                          --              42,372
   Common stock issued for services                               12,500             174,678
   Common stock issued to extinguish debt                         10,000                  --
   Impairment loss on fixed assets                                    --              15,262
   Loss on disposition of debt                                        --              50,000
   Gain on sale of domain name                                        --             (49,500)
   Changed in assets and liabilities:                                 --
      Decrease (increase) in accounts receivable                 (26,866)              2,709
      Decrease (increase) in assets held  for resale                  --              38,084
      Decrease (increase) in prepaid commissions                  32,149                 971
      Decrease (increase) in prepaids and other
         receivables                                                  --              (2,372)
      Increase (decrease) in accounts receivable                  22,258              39,429
      Increase (decrease) in accrued liabilities                  (7,250)              8,171
      Increase (decrease) in related party payables              (24,118)                 --
      Increase (decrease) in unearned revenue                      4,320            (109,597)
                                                               ---------           ---------
         NET CASH PROVIDED (USED) BY OPERATING
            ACTIVITIES                                          (122,295)              7,048
                                                               ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of domain name                                  --              49,500
   Disposal of property and equipment                              5,799              (8,441)
                                                               ---------           ---------
         NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                                             5,799              41,059
                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank indebtedness                                              16,442                  --
   Proceeds from related parties                                      --              50,000
   Payment on note payable -  related party                           --             (10,000)
   Payments on bank loan                                         (28,929)                 --
   Payments on note payable                                           --             (63,522)
   Payments on leases payable                                     (8,374)             (8,728)
   Common stock issued for cash                                  121,500                  --
                                                               ---------           ---------
         NET CASH PROVIDED (USED) BY FINANCING
            ACTIVITIES                                           100,640             (32,250)
                                                               ---------           ---------
NET INCREASE (DECREASE) IN CASH                                  (15,857)            115,857
CASH AT BEGINNING OF YEAR                                         15,857                  --
                                                               ---------           ---------
CASH AT  END OF YEAR                                           $      --           $  15,857
                                                               =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAID FOR:
   INTEREST                                                    $      --           $  18,345
NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services                            $  12,500           $ 174,678
   Common stock issued for assets                                     --              12,000
   Common stock issued for extinguishment of debt                 10,000             100,000

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

     The Company acquired Internet2U on April 26, 2001 and used the purchase method of accounting for the transaction. Since the purchase was from a related party (the President of the Company at the time), the assets acquired were recorded at the predecessor's cost. The Company acquired fixed assets of $19,195 for a payment of $3,865 to the President, the assumption of the cash overdraft, and $10, for a total of $19,205. The excess purchase price was expensed. The Company discontinued the operations of Internet 2 U in December 2003.

                           BUDGETHOTELS NETWORK, INC.
                 Notes to the Consolidated Financial Statements
                           November 30, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     a. Basis of Presentation

     The Company's consolidated financial statements are denominated in U.S. dollars.

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

          Description             Useful Lives
          -----------            -------------
Advertising display boards             7 years
Office furniture and equipment         7 years
Computer software                      3 years
Website                                3 years
Computers                              3 years
Leasehold Improvements           Life of Lease

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

                           BUDGETHOTELS NETWORK, INC.
                 Notes to the Consolidated Financial Statements
                           November 30, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     d. Provision For Taxes (Continued)

     Net deferred tax assets consist of the following components as of November 30, 2004 and 2003:

                               2004        2003
                            ---------   ---------
Deferred tax assets:
   NOL Carryover            $ 357,580   $ 309,300
Deferred tax liabilities:
   Depreciation                    --      (7,800)
Valuation allowance          (357,580)   (301,500)
                            ---------   ---------
Net deferred tax asset      $      --   $      --
                            =========   =========

     The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended November 30, 2004 and 2003 due to the following:

                                       2004        2003
                                     --------   ---------
Book income                          $(74,481)  $(107,506)
Stock for services/Options expense      8,483       2,380
Depreciation                               --       2,980
Valuation allowance                    65,998     102,146
                                     --------   ---------
                                     $     --   $      --
                                     ========   =========

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

     g. Basic Loss Per Share

    For the Year ended November 30, 2004
--------------------------------------------
                 (Denominator)
                   Weighted
 (Numerator)        Average       Basic Loss
Loss Amounts   Number of Shares    Per Share
------------   ----------------   ----------
 $(193,710)       25,992,665        $(0.01)
 ---------        ----------        ------

    For the Year ended November 30, 2003
--------------------------------------------
                 (Denominator)
                   Weighted
 (Numerator)        Average       Basic Loss
Loss Amounts   Number of Shares    Per Share
------------   ----------------   ----------
 $(284,737)       17,581,425        $(0.02)
 ---------        ----------        ------

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

     The Company also earns revenue through the sale of hotel reservations. This is a commission the Company receives as it facilitates the booking of hotel rooms at various places through the Company's website. Deferred revenues reflect the amounts that are associated with reservations that have been made, through the Company's website, for dates after the fiscal year end of November 30, 2004.

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

                           BUDGETHOTELS NETWORK, INC.
                 Notes to the Consolidated Financial Statements
                           November 30, 2004 and 2003

NOTE 3 - BANK LOANS

     The Company has three credit facilities, bearing interest at rates from prime plus 2% to 6.25%. The loans are unsecured and are due on demand.

NOTE 4 - PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consists of the following:

                                     2004        2003
                                  ---------   ---------
Advertising display boards        $ 138,646   $ 138,646
Office furniture and equipment       28,401      32,706
Computer software                        --       5,222
Website                             125,203     125,203
Sales manuals                            --          --
                                  ---------   ---------
                                    292,250     314,491
Accumulated depreciation           (292,250)   (260,270)
                                  ---------   ---------
Net property and equipment        $      --   $  54,221
                                  =========   =========

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

     In August 2001, the Company negotiated a license with National Railroad Passenger Corporation ("Amtrak"), whereby the Company is granted the right to lease a portion of Amtrak owned and non owned railroad properties for the purposes of installing, operating and maintaining its advertising display boards. The license is for a period of 5 years. The cost to the Company ranges from $250 to $833 per month in year one, increasing to $281 to $933 in year five.

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

     FASB Statement 148, "Accounting for Stock-Based Compensation" (SFAS No. 148"), requires the Company to provide pro-forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 148. The company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 5.82 and 77.00 percent for 2003 and 2004 respectively; risk-free interest rates of 5.45 and 4.00 percent and expected lives of 1 year for 2003 and 2004 respectively.

                           BUDGETHOTELS NETWORK, INC.
                 Notes to the Consolidated Financial Statements
                           November 30, 2004 and 2003

NOTE 8 - DILUTIVE INSTRUMENTS (Continued)

     a. Stock Options (Continued)

                       For the Years ended
                           November 30
                      ---------------------
                         2004        2003
                      ---------   ---------
Net loss:
   As reported        $(193,710)  $(284,737)
   Pro-forma          $(331,585)  $(284,737)
Net loss per share:
   As reported        $   (0.01)  $   (0.02)
   Pro-forma          $   (0.01)  $   (0.02)

     A summary of the status of stock options outstanding as of November 30:

                                           2004                    2003
                                   --------------------   ---------------------
                                               Weighted                Weighted
                                                Average                 Average
                                               Exercise                Exercise
                                     Shares      Price      Shares       Price
                                   ---------   --------   ----------   --------
Outstanding at beginning of year     200,000    $ 0.50     1,000,000     $0.26
Granted                            2,850,000     0.036     3,091,000      0.07
Exercised                           (350,000)    0.036    (3,091,441)     0.07
Forfeighted                         (200,000)     0.50      (800,000)     0.26
                                   ---------    ------    ----------     -----
Outstanding at end of year         2,500,000       Nil       200,000      0.50
Exercisable at year end            2,500,000                 100,000
                                   ---------    ------    ----------     -----
Weighted average fair value per
   option of options granted
   during the year                              $0.036                   $0.50

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

     During the year ended November 30, 2004 the Company has granted Michael R. Jones the options to purchase 2,500,000 shares at $0.065 per share expiring the earlier of three years from the date of grant or ninety days after the termination of employment as president of the Company's subsidiary, Info Center Inc.

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

                           BUDGETHOTELS NETWORK, INC.
                 Notes to the Consolidated Financial Statements
                           November 30, 2004 and 2003

NOTE 9 - LEASES PAYABLE

     There were no leases payable at November 30, 2004. Leases payable at November 30, 2003 consisted of the following:

                                                                     2004    2003
                                                                     ----   ------
Lease payable to Qualica Financial Group, bearing 16.49%
   interest, due April 1, 2004, monthly payments of $296, secured
   by fixed assets.                                                   $--   $1,419
Lease payable to Qualica Financial Group, bearing 12.80%
   interest, due August 1, 2004, monthly payments of $276, secured
   by fixed assets.                                                    --    2,359
Lease payable to Qualica Financial Group, bearing 15.50% interest, due February 1, 2005, monthly payments of $361, secured by
   fixed assets.                                                       --    4,594
                                                                      ---   ------
Total                                                                  --    8,372
   Less current maturities                                             --    7,667
                                                                      ---   ------
   Long-term debt                                                     $--   $  705
                                                                      ===   ======

NOTE 10 - GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from operations which have resulted in an accumulated deficit of $1,775,648 at November 30, 2004 and has failed to produce positive cash flows from operations for the years ended November 30, 2004 and 2003, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management believes that the Company will generate sufficient advertising revenue and commissions through its licensing agreements and hotel reservation internet website to cover all operating expenses in the future, although no assurance of this can be given.

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

     November 30, 2004:

                                     Reservation
                    Display Boards      System       Total
                    --------------   -----------   ---------
Total Assets          $  73,531       $  7,187     $  80,718
Total Revenues        $ 446,283       $ 40,437     $ 486,720
Net Income (Loss)     $(177,752)      $(15,958)    $(190,710)

     November 30, 2003:

                                     Reservation
                    Display Boards      System       Total
                    --------------   -----------   ---------
Total Assets          $  68,307        $87,771     $ 156,078
Total Revenues        $ 523,686        $89,516     $ 613,202
Net Income (Loss)     $(325,633)       $70,958     $(254,675)

NOTE 13 - FINANCIAL INSTRUMENTS

     Fair Value Disclosures -

     The carrying value of cash, accounts receivable, accounts payable, bank overdraft and bank loans approximate their fair values due to the relatively short periods to maturity of the instruments.

     Foreign Currency Risk -

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

NOTE 14 - DISPOSAL OF SUBSIDIARY AND DISCONTINUED OPERATIONS

     In December 2003, the Company discontinued the Internet 2U Division. The following is a summary of the discontinued operations for the years ended November 2004 and 2003. No income tax benefit has been attributed to the discontinued operations.

                                        For the Years Ended
                                            November 30
                                        -------------------
                                          2004     2003
                                          ----   --------
REVENUES                                   $--   $  7,178
COST OF SALES                               --      6,518
                                           ---   --------
   GROSS MARGIN                             --        660
                                           ---   --------
EXPENSES
   Interest expense                         --        999
   Impairment expense                       --     11,476
   General and administrative expense       --     18,427
                                           ---   --------
   TOTAL EXPENSES                           --     30,722
                                           ---   --------
LOSS FROM OPERATIONS                        --    (30,062)
                                           ---   --------
NET OPERATIONS LOSS FROM DISCONTINUED      $--   $(30,062)
                                           ===   ========

     During the year ended November 30, 2004 the Company sold its 100% interest in Internet 2 U for proceeds of $1. The carrying value of the liabilities of Internet 2 U at the date of sale was as follows:

Bank indebtedness   $14,881
Lease payable         4,594
                    -------
                    $19,475
                    =======

NOTE 15 -SUBSEQUENT EVENT

     On February 24, 2005 the Company signed a letter of intent to sell 88.2% of the common shares of the Company to Edentify, Inc. (the "Purchaser"). Pursuant to the letter of intent dated February 24, 2005 the Purchaser will deposit $75,000 into an escrow account for the benefit of the Company, and will pay an additional $75,000 to the Company within 45 days of execution of definitive agreements for the transaction.

     In accordance with the terms of the letter of intent, the Company must execute a reverse 10-for-1 split of the Company's common stock, such that after the split the Company's common stock will consist of 2,841,172 common shares. Additionally, prior to the date of closing the Company must execute a distribution agreement with its subsidiary InfoCenter, Inc., to the effect that all of the issued and outstanding shares of InfoCenter, Inc. owned by Budgethotels Network Inc. will be distributed to the shareholders of the Budgethotels Network Inc. as of a record date immediately prior to closing on the reverse acquisition Budgethotels Network Inc. through a registration statement on Form SB-2 or otherwise by November 30, 2005.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the year ended November 30, 2004, the Company changed accountants from HJ & Associates LLP, Certified Public Accountants, of Salt Lake City, Utah to HLB Cinnamon Jang & Willoughby, Chartered Accountants, of Burnaby, British Columbia. This change was a result of management's decision to appoint a local auditor to reduce costs and audit travel.

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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                                               Compensation
                                                       ----------------------------
                                                                  Awards
                                                       ----------------------------           Payouts
                           Annual Compensation                          Secuirites    ----------------------
     Name and        -------------------------------    Restricted      Underlying      LTIP        Other
Principal Position   Year   Salary   Bonus    Other    Stock Awards   Options/ SaRs   Payouts   Compansation
------------------   ----   ------   -----   -------   ------------   -------------   -------   ------------
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In addition to the transactions noted in Item 11 above, the Company repaid advances of $25,000 by issuing 1,000,000 share of common stock at $0.01 per share and making a cash payment of $15,000

ITEM 13. EXHIBITS AND REPORTS FILED ON FORM-8K

(a)(1)(2) Financial Statements and Schedules - See index to financial statements on page F-1 of this Annual Report.

(a)(3) Exhibits - See exhibit index below.

Unless otherwise indicated filed herewith are the following exhibits:

Exhibit
  No.     Description of Document
-------   -----------------------
3.1(a)    Certificate of Incorporation attached as an exhibit to the Company's
          Form 10 filed with the Securities and Exchange Commission on March 24,
          2000

3.2 By-laws attached as an exhibit to the Company's Form 10 filed with the Securities and Exchange Commission on March 24, 2000

ITEM 14. CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities and Exchange Act of 1934, as amended.

All management decisions are made directly by the Company's Board of Directors and President. All deposits are in the form of checks, which are deposited by the Company's bookkeeper. Payments by the Company are made by check, which are issued directly under the direction of the Company's President and other receipts and expenditures are made only in accordance with authorizations of the Company's management and directors. The Company's bookkeeper is responsible for recording the day-to-day sales and accounts receivable transactions of the Company's wholly owned subsidiaries. We believe that the Company maintains sufficient records, particularly given the low number of transactions, in reasonable detail to accurately and fairly reflect the transactions and disposition of our assets. In addition, we believe that transactions are recorded as necessary to permit proper preparation of financial statements in accordance with generally accepted accounting principles. An independent accounting office records all other transactions and provides a preliminary consolidated trial balance. The Company employs an accounting consultant, familiar with the requirements set forth in Rule 13a-15 and 15d-15 of the Exchange Act, to review these records on a quarterly basis. This accounting consultant reports directly to the President of the Company with respect to his findings on the sufficiency and accuracy of these records and further assists in the preparation of our financial statements for inclusion in our reports filed on Form 10-QSB and Form 10-KSB.

Based on that evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded, as of the date of filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms. We further believe that the controls and procedures discussed above are effective as of the date of the financial statements provided in this report and such controls and procedures provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of those of our assets that could have a material effect on our financial statements.

There was no change in our internal controls over financial reporting during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES.

As noted in Item 14, above, the Company employs the services of a bookkeeper to record day-to-day sales and receivable transactions, an independent accounting office to record all other transactions and an accounting consultant to review the records and prepare, and file, the quarterly Form 10-QSB and annual Form 10-KSB. These documents are review by the Company's independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUDGETHOTELS NETWORK, INC.
                                        (registrant)


Date: as of November 28, 2004           By: /s/ William P. McLaws
                                            ------------------------------------
                                        William P. McLaws, Chief Executive
                                        Officer, President, Chief Financial
                                        Officer and a member of the Board of
                                        Directors.