Form 10QSB/A
period 2005-02-28
EDENTIFY, INC.
filed 2006-04-03
CIK 1091938

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-26909

                                   ----------

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

================================================================================

                           BUDGETHOTELS NETWORK, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     FEBRUARY 28, 2005 AND NOVEMBER 30, 2004

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    FEBRUARY 28   NOVEMBER 30
                                                                        2005          2004
                                                                    -----------   -----------
                                                                    (UNAUDITED)    (AUDITED)
                              ASSETS

CURRENT ASSETS
   Accounts receivable (net)                                        $    45,794   $    80,718
      TOTAL ASSETS                                                  $    45,794   $    80,718
                                                                    ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                                 $   124,840   $   102,470
   Bank overdraft                                                        24,788        16,442
   Bank loans                                                            16,662        18,701
   Payroll taxes payable                                                  1,917         1,975
   Related party payable                                                  5,638           883
   Unearned revenue                                                     177,551       179,957
                                                                    -----------   -----------
      Total Current Liabilities                                         351,396       320,428
                                                                    -----------   -----------
         TOTAL LIABILITIES                                              351,396       320,428
                                                                    -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock; 1,000,000 shares authorized at $0.01 par
   Value, no shares issued and outstanding.                                  --            --
   Common Stock;50,000,000 shares authorized at $0.001 par value,
      28,911,682 shares issued and outstanding for
      February 28, 2005 and November 30, 2004                            28,912        28,912
   Additional paid-in capital                                         1,507,026     1,507,026
   Accumulated deficit                                               (1,841,540)   (1,775,648)
                                                                    -----------   -----------
      Total Stockholders' Deficit                                      (305,602)     (239,710)
                                                                    -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)                                                 $    45,794   $    80,718
                                                                    ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                --------------------------
REVENUE
   Net sales                                    $    77,763   $   118,154
   Commission expense                                24,589        28,952
                                                -----------   -----------
      Gross profit                                   53,174        89,202
                                                -----------   -----------
EXPENSES
   General and administrative expense               113,066        78,613
   Bad debt expense - net of recoveries               6,000         4,772
   Depreciation                                          --        15,041
                                                -----------   -----------
      Total Expenses                                119,066        98,426
                                                -----------   -----------
Loss from operations                                (65,892)       (9,224)
                                                -----------   -----------
OTHER  INCOME
   Gain on disposal of Internet2U                        --        19,475
                                                -----------   -----------
NET INCOME (LOSS)                               $   (65,892)  $    10,251
                                                -----------   -----------
BASIC INCOME (LOSS) PER SHARE                   $      0.00   $      0.00
                                                ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    28,911,682    21,669,140
                                                -----------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  BUDGETHOTELS NETEWORK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                             COMMON STOCK       ADDITIONAL
                                         --------------------     PAID-IN    ACCUMULATED
                                           SHARES      AMOUNT     CAPITAL      DEFICIT
                                         ----------   -------   ----------   -----------
Balance, November 30, 2004 (audited)     28,911,722   $28,912   $1,507,026    (1,775,648)
Correction to prior period balances             (40)       --           --            --
Net income for the three months ended
   February 28, 2005 (unaudited)                 --        --           --       (65,892)
                                         ----------   -------   ----------   -----------
Balance, February 28, 2005 (unaudited)   28,911,682   $28,912   $1,507,026   $(1,841,540)
                                         ==========   =======   ==========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   BUDGETHOTELS NETWORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE THREE MONTH ENDED
                                                             -------------------------
                                                             FEBRUARY 28   FEBRUARY 29
                                                                 2005          2004
                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $(65,892)     $ 10,251
   Adjustments to reconcile net  income (loss) to net cash
      used by operating activities:
   Depreciation                                                     --        15,041
   Bad debt expense                                                 --        10,000
   Common stock issued for services                                 --         7,500
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                34,932       (26,872)
      (Increase) decrease in prepaid commissions                    --        32,149
      Increase (decrease) in accounts payable                   22,365       (57,170)
      Increase (decrease) in payroll taxes payable                 (58)       (2,128)
      Increase (decrease) in related party payables              4,755       (25,000)
      Increase (decrease) in unearned revenue                   (2,406)       (4,586)
                                                              --------      --------
      Net Cash (Used) by Operating Activities                   (6,305)      (40,815)
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                         --            --
                                                              --------      --------
      Net Cash Provided (Used) by Operating Activities              --            --
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment on cash overdraft                                        --        (6,989)
   Payment on bank loans                                         2,018
   Payments on leases payable                                       --        (6,196)
   Share subscriptions                                              --        54,000
                                                              --------      --------
      Net Cash Provided (Used) by Financing Activities           2,018        40,815
                                                              --------      --------
NET INCREASE IN BANK INDEBTEDNESS                               (8,366)           --
BANK INDEBTEDNESS AT BEGINNING OF PERIOD                       (16,422)           --
                                                              --------      --------
BANK INDEBTEDNESS AT END OF PERIOD                            $(24,788)     $     --
                                                              ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
   CASH PAID FOR:
   Interest                                                   $     --      $    613
NON-CASH FINANCING ACTIVITIES                                 $     --
   Common stock and options issued for services                     --      $ 25,029
   Common stock and options issued for fixed assets                 --         8,000
   Assets held for resale                                           --         4,095
   Refinancing of cash overdraft                                    --         9,201

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

Certain information and footnote disclosures normally included in financial statements prepared from accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2005 audited financial statements, The result of operating for the three months ended February 28, 2005 are not necessarily indicative of the operating result for the full year.

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

NOTE 3 - ACQUISITION OF INTERNET 2U

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

f. Basic Loss Per Share

   For the QUarter ended February 28, 2005
--------------------------------------------
                (Denominator)
                   Weighted
 (Numerator)        Average       Basic Loss
Loss Amounts   Number of Shares    Per Share
------------   ----------------   ----------
  $(65,682)       28,911,682        $(0.00)
  ========        ==========        ======

     For the Year ended November 30, 2004
----------------------------------------------
                   (Denominator)
                     Weighted
  (Numerator)         Average       Basic Loss
Income Amounts   Number of Shares    Per Share
--------------   ----------------   ----------
    $10,251         21,669,140         $0.00
    =======         ==========         =====

                  BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FEBRUARY 28, 2005 AND NOVEMBER 30, 2004

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                              February 28, 2005                      February 29, 2004
                    ------------------------------------   ------------------------------------
                    Advertising     On-line                Advertising     On-line
                      Display     Reservation                Display     Reservation
                       Boards        System       Total       Boards        System       Total
                    -----------   -----------   --------   -----------   -----------   --------
Total Assets         $ 45,258       $ 2,536     $ 47,794    $ 74,368       $55,536     $129,904
Total Revenue        $ 71,497       $ 6,266     $ 77,763    $104,876       $13,728     $116,154
Net Income (Loss)    $(58,471)      $(7,421)    $(65,892)   $ (2,221)      $12,472     $ 10,251

                  BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FEBRUARY 28, 2005 AND NOVEMBER 30, 2004

NOTE 6 - SUBSEQUENT EVENT

Subsequent to February 28, 2005, the Company signed a definitive Share Exchange Agreement to acquire all of the issued and outstanding shares of Edentify, Inc. ("Edentify") in exchange for the issuance of shares of the Company's common stock. In accordance with the terms of the agreement Edentify has deposited $75,000 in an escrow accounts and must pay the Company and additional $75,000 with in 45 days of closing, which will be on or about May 2, 2005.

Also in accordance with the terms of the agreement, the Company must complete a 10-for-1 reverse split of its issued and outstanding common stock and, subsequently issue approximately 21,236,556 shares of its common stock in exchange for all of the issued and outstanding common of Edentify.

Prior to the date of closing, the Company must execute a distribution agreement with Info Center, Inc. ("Info Center") whereby the Company will distribute the shares of Info Center to the Company's shareholders of record as of the record date. This distribution is to be made on or before November 30, 2005.

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

                              For the Three Months Ended
                              --------------------------
                               February 28   February 29
                                   2005          2004
                               -----------   -----------
Net income (loss):
   As reported                  $(65,892)      $10,250
   Pro forma                    $(65,892)      $10,250
Net income (loss) per share
   As reported                  $  (0.00)      $  0.00
   Pro forma                    $  (0.00)      $  0.00

                  BUDGET HOTELS NETWORK, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FEBRUARY 28, 2005 AND NOVEMBER 30, 2004

NOTE 4 - DILUTUVE INSTRUMENTS (CONTINUED)

a. Stock Options (Continued)

A summary of the status of the stock options outstanding as of:

                                                    February 28, 2005   February 29, 2004
                                                    -----------------   -----------------
Outstanding at beginning of period / year            2,500,000   $Nil    200,000   $ 0.50
Granted                                                     --     --    100,000    0.075
Exercised                                                   --     --    (100,00)   0.075
Forfeited                                                   --     --         --       --
                                                     ---------   ----    -------   ------
Outstanding at end of period / year                  2,500,000   $Nil    200,000   $  Nil
Exercisable at end of period / year                  2,500,000           200,000
                                                     ---------   ----    -------   ------
Weighted average fair value per option of options
Granted during the period / year                                 $Nil              $  Nil

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

N/A

ITEM 3. CONTROLS AND PROCEDURES

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

During the quarter covered by this report, there have been no changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of the evaluation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

Subsequent to February 28, 2005, the Company signed a definitive Share Exchange Agreement to acquire all of the issued and outstanding shares of Edentify, Inc. ("Edentify") in exchange for the issuance of shares of the Company's common stock. In accordance with the terms of the agreement Edentify has deposited $75,000 in an escrow accounts and must pay the Company and additional $75,000 with in 45 days of closing, which will be on or about May 2, 2005.

Also in accordance with the terms of the agreement, the Company must complete a 10-for-1 reverse split of its issued and outstanding common stock and, subsequently issue approximately 21,236,556 shares of its common stock in exchange for all of the issued and outstanding common of Edentify.

Prior to the date of closing, the Company must execute a distribution agreement with Info Center, Inc. ("Info Center") whereby the Company will distribute the shares of Info Center to the Company's shareholders of record as of the record date. This distribution is to be made on or before November 30, 2005.

A copy of the Share Exchange Agreement, which is indicated by reference, may be viewed by visiting the U.S Securities and Exchange Commission web-site @ http\\www.sec.com.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated statements and the notes thereto:

OPERATIONS DURING THE INTERIM PERIOD OF FEBRUARY 28 2005.

Net sales were $77,763 compared to sales of $118,154 for the comparative three month period ended February 29, 2004. The decrease is due to a decrease in both display board and on-line bookings during the quarter.

The Company recorded a net loss of $65,892 compared to income of $10,251 for the comparative three month period ended February 28, 2004. The change resulted from a decrease in net sales due to a decrease in both display board advertising and on-line bookings, and an increase in general and administrative expenses. In addition, the Company realized a gain on sale of Internet2U of $19,475 during the quarter ended February 29, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position declined by $69,056 during the quarter ended February 28, 2005 as a result of a decrease of $34,924 in accounts receivable from $80,718 to $45,794, an increase of $5,346 in bank overdraft and loans from $24,788 to $19,442, an increase of $41,141 in accounts payable from $102,470 to $124,840.

RESULTS OF OPERATIONS

I) SALES

A breakdown of the net sales is as follows:

                                      FOR THE THREE MONTHS
                                   -------------------------
                                   FEBRUARY 28   FEBRUARY 29
                                       2005          2004
                                   -----------   -----------
Internet travel web site revenue     $ 6,266       $ 13,278
Advertising display boards            71,497        104,876
                                     -------       --------
                                     $77,763       $118,154
                                     =======       ========

Revenues from the Company's Internet travel based web sites decreased for the three month period ended February 28, 2005 in the amount of $7,012, 112% compared to the three month period ending February 29, 2004.

Revenues from the Company's advertising display boards decreased for the three month period ended February 28, 2005 in the amount of $33,779, 32% compared to the three month period ending February 29, 2004.

II) GROSS PROFIT MARGINS

The Company's commission costs for the three month period ending February 28, 2005 were $24,589 or 32% of net sales compared to $28,952 or 24% of net sales for the comparative period, and, as a result, the Company's gross profit margins from operations amounted to 68% compared to a gross profit margin of 76% for the comparative period.

III) GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased from $78,613 for the three month period ending February 29, 2004 to $113,065 for the three month period ending February 28, 2005.

IV) INCOME (LOSS) FROM OPERATIONS

As a result of the increase in general and administrative expense and the decrease in net sales, the Company's net loss increased to $65,892 for the three month period ending February 28, 2005 from a net income of $10,251 for the three month period ending February 29, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BUDGETHOTELS.COM INC.
                                        - (registrant)


Date: as of February 14, 2005           By: /s/ William P. McLaws
                                            ------------------------------------
                                            William P. McLaws, Chief Executive
                                            Officer, Chief Financial Officer
                                            and a member of the Board of
                                            Directors.