Form 10QSB
period 2006-03-31
EDENTIFY, INC.
filed 2006-05-15
CIK 1091938

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

                    For the Three Months Ended March 31, 2006

                        Commission File Number: 000-26909

                                 EDENTIFY, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                91-0179031
 State or other jurisdiction                                    (IRS Employer
incorporation or organization)                               Identification No.)

                          74 WEST BROAD ST., SUITE 350
                         BETHLEHEM, PENNSYLVANIA, 18018
                    (Address of principal executive offices)

                                 (610) 814-6830
                           (Issuer's telephone number)

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

                                 Yes [X] No [ ]

There were 25,573,425 shares of common stock, $0.001 par value, outstanding as of April 30, 2006.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    March 31,
                                                                       2006
                                                                   -----------
                             ASSETS
Current assets:
   Cash                                                            $   217,243
   Accounts receivable                                                      --
   Prepaid expenses                                                    858,588
   Other assets                                                        132,258
                                                                   -----------
      Total current assets                                           1,208,089
                                                                   -----------
Property and equipment, net                                          1,331,779
                                                                   -----------
Intangibles, net (Note 6)                                            2,545,806
                                                                   ===========
      Total assets                                                 $ 5,085,674
                                                                   ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    12,058
   Notes payable (Note 7)                                              387,160
   Payroll taxes payable                                                   341
   Unearned revenue                                                     17,778
   Distribution payable                                                 96,795
   Accrued expenses and other current liabilities                      494,224
   Current portion of long-term debt                                   187,500
                                                                   -----------
   Total current liabilities                                         1,195,856
                                                                   -----------
   Long-Term debt (Note 7)                                             741,667
Commitments and contingencies
Stockholders' equity:
   Common stock, $0.001 par value; 50,000,000 shares authorized;
      24,851,425 shares issued and outstanding                          24,851
   Additional paid-in capital                                        8,746,598
   Accumulated deficit                                              (5,623,298)
                                                                   -----------
   Total liabilities & stockholders' equity                        $ 5,085,674
                                                                   ===========

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                              Cumulative Period
                                                              For The Three   For The Three    August 27, 2004
                                                              Months Ended     Months Ended      (inception)
                                                                March 31,       March 31,          through
                                                                   2005            2006         March 31, 2006
                                                              -------------   -------------   -----------------
Revenues:
   Sales, net                                                  $        --     $     1,667       $     2,223
                                                               -----------     -----------       -----------
Total revenues:                                                         --           1,667             2,223
Cost of sales                                                           --         300,000           308,483
                                                               -----------     -----------       -----------
Gross profit                                                            --        (298,333)         (306,260)
                                                               -----------     -----------       -----------
Operating expenses:
   Research & development                                               --          83,333           166,666
   Selling expenses                                                     --          58,380           141,963
   General & administrative expenses                               166,340         530,657         1,811,579
   Depreciation & amortization                                         356          13,685            17,239
   Stock compensation expense                                           --         287,309           287,309
                                                               -----------     -----------       -----------
Total operating expenses                                           166,696         973,364         2,424,756
Other income/(expense):
   Other income/(expense)                                             (538)             --              (162)
   Financing costs                                                                (368,750)         (929,167)
   Interest income                                                      --           1,450             3,192
   Interest expense                                                 (1,986)        (57,131)         (161,860)
                                                               -----------     -----------       -----------
Total other income /(expense)                                       (2,524)       (424,431)       (1,087,997)
                                                               -----------     -----------       -----------
Net loss from operations before income taxes                      (169,220)     (1,696,128)       (3,819,013)
   Income tax expense                                                   --              --                --
                                                               -----------     -----------       -----------
Net loss from continuing operations                            $  (169,220)    $(1,696,128)      $(3,819,013)
   Discontinued Operations (Loss) / income on discontinued
      operations of subsidiary                                          --         (21,304)          (28,009)
                                                               -----------     -----------       -----------
Net Loss                                                       $  (169,220)    $(1,717,432)      $(3,847,022)
                                                               ===========     ===========       ===========
Basic and diluted loss per common share
   Continued Operations                                        $      (.01)    $      (.07)      $      (.16)
   Discontinued Operations                                     $      (.00)    $       .00       $      (.00)
                                                               -----------     -----------       -----------
Net Loss                                                       $      (.01)    $      (.07)      $      (.16)
                                                               ===========     ===========       ===========
Weighted average shares outstanding                             24,501,425      24,851,425        24,596,217
                                                               ===========     ===========       ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               Cumulative
                                                                                                 Period
                                                                                               August 27,
                                                                   For the        For the         2004
                                                                Three Months   Three Months   (inception)
                                                                    Ended          Ended        through
                                                                  March 31,      March 31,     March 31,
                                                                    2005           2006           2006
                                                                ------------   ------------   -----------
Cash flows from operating activities:
   Net loss from continuing operations                           $ (169,220)   $(1,696,128)   $(3,819,013)
   Net (loss) / income from discontinued operations              $       --    $   (21,304)   $   (28,009)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation of property and equipment                               356         13,685         17,239
   Amortization of deferred financing costs                              --        368,750        929,167
   Stock options issued for services                                     --        287,309        287,309
   Common stock issued for services                                      --        255,150        255,150
   Common stock issued for software technology                           --             --        806,082
Changes in assets and liabilities:
   Prepaids                                                          (4,884)       173,331       (858,588)
   Other current assets                                                  --         (1,297)      (132,258)
   Accounts payable, trade                                           59,779         (6,449)        12,059
   Payroll tax payable                                                   --        (19,319)           341
   Deferred revenue                                                      --         (1,666)        17,778
   Dividend payable                                                      --         21,503       (138,543)
  Other liabilities and accrued expenses                             86,614       (129,249)      (352,695)
                                                                 ----------    -----------    -----------
   Net cash provided by / (used in) operating activities            (27,355)    (1,010,834)    (3,003,981)
                                                                 ----------    -----------    -----------
Cash flows from investing activities:
   Purchase of software and verification technology                (100,000)            --       (100,000)
   Purchase of property and equipment, net                           (9,225)       (14,148)       (55,936)
                                                                 ----------    -----------    -----------
   Net cash used in investing activities                           (109,225)   $   (14,148)      (155,936)
                                                                 ----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from borrowings                                         200,000    $        --      3,077,160
   Proceeds from exercising of warrants                                  --             --        300,000
                                                                 ----------    -----------    -----------
   Net cash provided by financing activities                        200,000             --      3,377,160
                                                                 ----------    -----------    -----------
   Net increase (decrease) in cash and cash equivalents              63,420     (1,024,982)       217,243
Cash and cash equivalents at beginning of period                     71,932      1,242,225             --
                                                                 ----------    -----------    -----------
Cash and cash equivalents at end of period                       $  135,352    $   217,243    $   217,243
                                                                 ==========    ===========    ===========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                     $       --    $ 2,545,806    $ 2,545,806
                                                                 ==========    ===========    ===========
   Common stock issued for acquisition of software technology    $       --    $   806,082    $   806,082
                                                                 ==========    ===========    ===========
   Common stock issued in disposition of debt                    $       --    $        --    $    10,000
                                                                 ==========    ===========    ===========
   Stock options issued for services                             $       --        287,309        287,309
                                                                 ==========    ===========    ===========
   Common stock issued for services                              $       --    $        --    $   255,150
                                                                 ==========    ===========    ===========
   Acquisition of software and verification technology           $1,193,082    $        --    $ 1,193,082

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
         Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1: COMPANY DESCRIPTION

     Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a later development stage company and expects shortly to begin a period of sustainable growth. Edentify will seek to accomplish its goals by analyzing the means by through which these crimes are perpetrated and through the development of new technologies and procedures to assist corporations, government agencies and consumers in the fight against identity fraud and related crime.

     Currently, Edentify owns the intellectual property rights to two strategic approaches for the detection and prevention of identity fraud, one based on information-based data analysis and monitoring, and the other on biometrics. The first of these, carried on through our wholly-owned subsidiary, Edentify Inc. (Delaware), is a patented information-based solution that analyzes identity information of individuals in large corporate databases and is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)). The second approach uses biometrics, and is marketed through and named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"), combining face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000.

     Edentify markets each technology through channel partners. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a foolproof enrollment and subsequent identity protection system.

NOTE 2: REORGANIZATION

     On February 29, 2005, BudgetHotels Networks, Inc., a Nevada corporation ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of our common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on or before July 31, 2005. This amount was paid to Budget in July 2005.

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

     Prior to the Closing Date of the Exchange, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget agreed to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution was required to be completed on or before January 31, 2006. The Company has recorded a distribution payable of approximately $97,000 as of March 31, 2006.

     On January 30, 2006, the Company amended its Distribution Agreement with our subsidiary InfoCenter, Inc. to change the date on which the requirement of filing a registration statement for the distribution of such shares from "January 31, 2006" to "August 31, 2006."

     The operations regarding our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America ("US GAAP").

     The acquisition resulted in the owners and management of Edentify having effective operating control of the combined entity after the acquisition, with the existing Budget investors continuing as only passive investors.

     Under accounting principles generally accepted in the United States US GAAP, the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Edentify for the net monetary assets of Budget, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Budget), are those of the "legal acquiree" (Edentify) (i.e. the accounting acquirer).

NOTE 3: BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and for the cumulative period August 27, 2004 (inception) through March 31, 2006 are unaudited. The above mentioned financial statements include the accounts of Edentify, Inc., (the "Company") a Nevada corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

     These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC on March 30, 2006.

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

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, whereby persuasive evidence of arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable, acceptance has occurred and collectibility is probable.

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

CASH & CASH EQUIVALENTS

     For purposes of cash flow, cash consists of unrestricted cash balances held at regional banks, and cash held in escrow.

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

     As of March 31, 2006, operations have only recently commenced.

STOCK BASED COMPENSATION

     The Company follows SFAS 123R using the modified prospective transitional provisions where the fair value of stock based compensation is recognized for options that were granted during this quarter and any previously granted options that vested in this quarter.

     In 2005 the Company followed Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation." We chose to apply Accounting Principal Board Opinion 25 and related interpretations in accounting for stock options granted to our employees.

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

     Had compensation cost for the Company's option plan been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the year ended December 31, 2005, would have been as follows:

                    (In Thousands except for per share data)

                                                      December 31,
For the years ended December 31,                          2005
--------------------------------                      ------------
Net (loss) as reported                                  $(2,130
Add: Stock based compensation included in net loss
   as reported, net of related tax effects                   --
                                                        -------
Deduct: Stock based compensation determined under
   fair value based method for all awards, net of
   related tax effects                                     (297)
                                                        -------
Pro forma - net loss                                    $(2,427)
                                                        =======
Basic and diluted loss per share - as reported          $ (0.09)
                                                        -------
Basic and diluted loss per share - pro forma            $ (0.10)
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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with FSAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average shares price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2006, the company has no items that represent a Comprehensive loss in the financial statements.

FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable, other assets, accounts payable and accrued liabilities, notes payable, related party payables, payroll taxes payable and long-term debt approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

CONSOLIDATION OF VARIABLE INTEREST INSTRUMENTS BY ENTITIES

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

FOREIGN CURRENCY TRANSLATION

The functional and reporting foreign currency is the United States dollar. Foreign currency transactions are occasionally undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are re-measured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, FASB issued SFAS Statement No 154 Accounting Changes and Error Corrections requiring retrospective application to prior period financial statements of a change in an accounting policy. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

     Under EITF 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31, 2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of s sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of March 31, 2006.

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

NOTE 7: DEBT

Long-term notes payable at March 31, 2006 consisted of the following:

Convertible Debentures   $ 2,650,000
Less Discounts            (1,908,333)
                         -----------
Total Long term debt     $   741,667
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

     On December 10, 2005, we issued an aggregate of $ 1,050,000 in principal amount of 6% senior convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

     As of March 31, 2006, the debenture holders and lenders had not converted any portion of their note or debentures.

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

     In connection with the Company's purchase of software and verification technology (See Note 5 above), the Company, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.75% as of September 30, 2005). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement. The Company has accounted for this amount as an "other asset" as of December 31,2005.

NOTE 8: COMMITMENTS AND CONTINGENCIES

     The Company entered into an operating lease for office facilities that expires over the next three years. The facilities were occupied on May 23, 2005, and the lease expires on May 31, 2008. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of March 31, 2006 are as follows:

YEARS ENDING DECEMBER 31:

2006 ...    31,119
2007 ...    42,327
2008 ...    20,524
2009 ...     1,665
2010 ...     1,328
           -------
TOTAL ..   $96,962
           =======

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

     On July 29, 2005, Edentify, Inc. entered into an employment agreement with Thomas Harkins to be our Chief Operating Officer. Under the terms of his employment agreement, Mr. Harkins has agreed to devote his full time effort to Edentify and will not engage in any competitive work for a period of two years. Edentify agrees to pay Mr. Harkins $12,500 per month plus any increases or bonuses as determined by the Company. In addition to a salary, Mr. Harkins will receive options to purchase a total of 1,250,000 shares of the common stock of the surviving company at varying exercise prices from $0.75 to $5.00 per share. The options vest at a rate of 1/36 of the amount granted per month, with all options being fully vested in 36 months.

     On January 1, 2006, the Company entered into an employment agreement to engage Kenneth Vennera as general counsel for the Company with the title of Chief Legal Officer. The term of the agreement is for a period of three years and is terminable for cause. In connection with his employment, Mr. Vennera was issued stock and granted options to purchase a total of 1,000,000 shares of our common stock, at exercise prices varying from $0.75 to $4.00 per share, vesting over a period of two years at a rate of 1/24th per month, with all options being fully vested in 24 months and is eligible for such benefits as are provided to other executives of the Company. Mr. Vennera was also appointed by the Board of Directors as Secretary of the Company by the Board of Directors.

NOTE 11: DEVELOPMENT AND SERVICE AGREEMENT

          The Company entered into a Master Services Agreement (the "Services Agreement") with Seisint, Inc. ("Seisint") effective October 3, 2005. This Services Agreement provides for Seisint to provide certain services and for Edentify to perform certain duties as outlined in a separate Scope of Work ("SOW") all in connection with supporting our ongoing efforts to assist our customers in the areas of detection and prevention of identification fraud. The Master Services Agreement also provides that a fee will be paid to Seisint as specified in a separate SOW. The term of the Master Services Agreement begins as of the Effective Date and continues until December 31, 2008, renewable for successive one-year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Upon expiration of the term, all licenses granted pursuant to the Agreement or any SOW will terminate. The Master Services Agreement also provides for an indemnification by each of the parties of the other party under conditions set forth in detail in the Master Services Agreement. Except with respect to the indemnification obligations of the parties, liability under the Master Services Agreement is limited to the amount payable under the Master Services Agreement. This agreement also provides for confidentiality with respect to the information and technology being exchanged and developed. The Master Services Agreement further requires us to maintain general liability insurance with coverage of no less than $1,000,000 per claim and $2,000,000 aggregate.

          In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within Seisint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to Seisint a fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment delivered on or before 30 days from the date of the December 31, 2005 invoice from Seisint. Pursuant to the agreement, the Company paid the first payment due upon execution of the agreement and has also paid the second payment that was due December 31, 2005. The Company recorded the entire fee as a prepaid expense as of December 31, 2005 and will amortize these costs over the three year contract term as research and development. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to Seisint fees for 2006, 2007 and 2008, respectively. As of March 31, 2006, the Company's prepaid expense was $858,588 which included the transaction above.

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

NOTE 12: LICENSE AGREEMENTS

          On December 9, 2005, the Company entered into a Scoring Services Agreement ("agreement") with a financial institution ('Client") whereby the Company's client will provide the Company with identities from Client's proprietary database for the purpose of having the Company utilize proprietary databases, processes and information developed by the Company and/or obtained from third parties to produce an "Identity Score". The Company will provide the "Identity score" using its proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

          For grant of the license, the Client shall pay the Company the sum of $30,000 payable as follows: $20,000 upon execution of the agreement and $10,000 upon the completion of the 60 day acceptance period which represents the time period allotted to provide a secure interface between the two parties. In the event acceptance is not met, the Client would be entitled to a 50% refund of the initial payment of $20,000 or $10,000. In addition, the Client will pay $2,500 per month for the Scoring service for a term of three years. Upon execution of the agreement, the Company recorded the entire $20,000 as deferred revenue. The non-refundable portion of the up-front fee or $10,000 will be recognized into to income of the service agreement term. Upon acceptance of the product or service, the remaining $20,000 will also be recognized ratably over the term of the agreement. As of March 31, 2006, the company had received $20,000 upon execution of the agreement and had recorded $17,778 as deferred revenue.

NOTE 13: SUBSEQUENT EVENT

     On April 7, 2006 (the "Effective Date"), the Company entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation (an Affinion group member) whereby Trilegiant agrees to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date. The term of the agreement is for five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay the Company a license fee, in part payable within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay the Company, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. The Marketing Agreement provides for a mutual non-compete and non-solicitation provisions that prevents either the Company or Trilegiant from selling directly to certain specified customers and competitors of the respective parties. The Company is required to meet certain service level standards described in more detail in the Marketing Agreement. The Marketing Agreement also contains a provision protecting the confidentiality of proprietary information of the parties. Customer service for Trilegiant members is to be provided through Trilegiant's customer service department. The Marketing Agreement also provides for customary indemnification provisions and protection of intellectual property rights. Liability for either party under the Marketing Agreement, related to breaches, performance, non-performance, acts or omissions is limited to a monetary cap.

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

                                    OVERVIEW

     Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a later development-stage company and expects shortly to begin realizing revenue and growth in operations. Edentify will seek to fulfill its goals by analyzing the means by which identity crimes are perpetrated and through the development of new technologies and procedures to assist corporations, the government and consumers in the fight against identity fraud and related crime.

     Edentify owns the intellectual property rights to two strategic approaches for the detection and prevention of identity fraud. They are (1) an information-based data analysis and monitoring approach and (2) a biometric technology-based approach.

     The first approach, the operations of which are carried out through our wholly-owned subsidiary, Edentify Inc. (Delaware), is a patented (owned by us) information-based approach that analyzes identity data information for individuals in large databases and by comparison to data provided by a third-party aggregator, is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)) marketed as a component of our products described more fully under the heading "Edentify
(DE) Products" below. The forerunner of this technology was acquired by us from Edentification, Inc. and is currently used in screening identities used for new checking account applications at nearly every major bank in the U.S. Edentify will continue market our enhanced version of this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

     The second approach is a biometric technology that will be marketed through and is named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). This novel set of algorithms combines face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Additionally, the system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously..

     Edentify currently markets its data analysis technology directly and through channel partners. We currently have relationships with two such partners, Seisint (that is ancillary to our primary relationship with them as a data aggregator) and Trilegiant, and they are currently actively pursuing relationships with several others. These relationships include cross-marketing and other teaming arrangements with banking associations, technology groups, affinity organizations and other groups of individual entities that the industry and we recognize as being within the product distribution channel. The biometric technology is currently under development and, upon completion will be marketed through strategic partners such as OEMs or value added resellers. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensively-robust enrollment and subsequent identity protection system.

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

     Upon the reverse split becoming effective, Budget issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock issued and outstanding.

     Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, the distribution was required to be completed on or before January 31, 2006. The Company has recorded a distribution payable of approximately $97,000 as of March 31, 2006.

     On January 30, 2006, we amended our Distribution Agreement with our subsidiary InfoCenter, Inc. to change the outside date for requiring the filing a registration statement for the distribution of such shares from "January 31, 2006" to "August 31, 2006.

     The operations regarding our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America.

     The acquisition resulted in the owners and management of Edentify having effective operating control of the combined entity after the Acquisition, with the existing Budget shareholders continuing as only passive shareholders.

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

                                  RISK FACTORS

The following risk factors identify changes to important factors previously discussed on our annual report on Form 10-KSB occurring during the quarter ended March 31, 2006 that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

     Significant operations have not yet commenced. As of March 31, 2006, the Company had $1,667 in earned revenue and our accumulated deficit was approximately $5,623,298. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE MAY REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE

     The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of March 31, 2006, we had approximately $217,243 in cash and cash equivalents. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. There can be no assurances that we will raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our consolidated financial position, results of operations or cash flows.

On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on our consolidated financial position, results of operations or cash flows.

On May 15, 2003 the FASB issued Statement No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. Our reporting of convertible debt is in compliance with this statement.

In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact us, as we are currently accounting for all options and warrants using the Intrinsic Value Method.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on our financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets." The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on its financial statements.

In May 2005, FASB issued SFAS Statement No 154 Accounting Changes and Error Corrections requiring retrospective application to prior period financial statements of a change in an accounting policy. We believe that the adoption of this standard will have no material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The significant accounting policies that we believe are most critical to aid in fully understanding our reported financial results are below:

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

REVENUE RECOGNITION

     We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, whereby persuasive evidence of arrangement exists, delivery of the product or service has occurred, the fee is fixed and determinable, acceptance has occurred and collectibility is probable.

     We may enter into service agreements with our clients whereby we will receive up-front license fees for granting use of the Company's proprietary software. Any non-refundable portion of these license fees received upon execution of these agreements would be recognized ratably over the service agreement term. The remaining portion of the up-front license fee would also be recognized ratable over the term of the agreement only after acceptance has occurred. In the event the contract term is infinite, the up-front fee would be recognized systematically over the period in respect of which fees are estimated to be earned.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2006 versus three months ended March 31, 2005

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

Net Loss

     Our net loss in continued operations was $1,696,128 and $169,220 for the three months ended March 31, 2006 and 2005, respectively. As there was either minimal or no income generated for either of these periods and we are in the development stage of our operations, the loss was primarily due to general and administrative expenses, stock compensation expense and financing and interest costs associated with our convertible debentures and note payable balances in the current period. Our net loss in discontinued operations was approximately $21,305 for the three months ended March 31, 2006, and represented the losses on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.07) for the current period versus $(.01) in the same period 2005 while the net loss per share in discontinued operations was $(.00) for both periods.

Revenue

     Revenues for the three months ended March 31, 2006 and 2005 were approximately $2,000 and $0, respectively.

     In December 2005, we entered into a Scoring Services Agreement ("agreement") with a financial institution ('Client") whereby our client will provide us with identities from Client's proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide the "Identity score" using its proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

     For grant of the license, the Client undertook to pay us the sum of $30,000 payable as follows: $20,000 upon execution of the agreement and $10,000 upon the completion of the 60 day acceptance period which represents the time period allotted to provide a secure interface between the two parties. In the event acceptance is not met, the Client would be entitled to a 50% refund of the initial payment of $20,000 or $10,000. In addition, the Client will pay $2,500 per month for the Scoring service for a term of three years. Upon execution of the agreement, we recorded the entire $20,000 as deferred revenue. The non-refundable portion of the up-front fee or $10,000 will be recognized into to income of the service agreement term. Upon acceptance of the product or service, the remaining $20,000 will also be recognized ratably over the term of the agreement. As of March 31, 2006, the company had received $20,000 upon execution of the agreement and had recorded approximately $17,778 as deferred revenue.

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

     On April 7, 2006 (the "Effective Date"), we entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation whereby Trilegiant agrees to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date. The term of the agreement is for five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay us a license fee, in part payable within thirty
(30) days of the Effective Date; and
an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay us, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. The Marketing Agreement includes a mutual non-compete and non-solicitation provisions that prevents either us or Trilegiant from selling directly to certain specified customers and competitors of the respective parties. We are required to meet certain service level standards described in more detail in the Marketing Agreement. The Marketing Agreement also contains a provision protecting the confidentiality of proprietary information of the parties. Customer service for Trilegiant members is to be provided through Trilegiant's customer service department. The Marketing Agreement also incorporates customary indemnification provisions and protection of intellectual property rights. Liability for either party under the Marketing Agreement, related to breaches, performance, non-performance, acts or omissions is limited to a monetary cap.

Research and Development Expense

     Research and development expense amounted to $83,333 during the current period versus no research and development costs incurred for the same period in 2005. These costs are mainly due to the development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

     Selling expenses amounted to approximately $58,000 in the current year as compared to no selling costs incurred for the same period in 2005. These costs primarily relate to the hiring of a sales and marketing manager-level staff in the second half of 2005. We will continue to market our technology through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

General and Administrative Expense

     General and administrative expense for the three months ended March 31, 2006 and 2005 was approximately $531,000 and $166,000, respectively. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees Any remaining costs were from general operations.

Depreciation and Amortization

     Depreciation and amortization expense for the three months ended March 31, 2006 and 2005, was $13,685 and $356, respectively.. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during 2005.

Financing Costs

     Non-cash financing costs were approximately $369,000 for the three months ended March 31, 2006 versus $0 in charges for the same three months a year ago. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Financing Costs." These discounts are amortized over the life of the debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

     Interest expense for the three months ended March 31, 2006 and 2005 was approximately $57,000 and $2,000, respectively. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Net Income / Loss on Discontinued Operations

     The loss on discontinued operations for the three months ended March 31, 2006 was approximately $21,304. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in the prior period. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before August 31, 2006.

Liquidity and Capital Resources

     We had approximately $217,000 in cash as of March 31, 2006. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

     Interest has accumulated on the convertible debentures we have issued to date, specifically, in the amount of $29,733.33 (on the December, 2004 Series), $39,255.56 (on the April, 2005 Series), $34,250.00 (on the Sept, 2005 Series)
and $19,625.00 (on the Dec. 2005 Series). Of the interest accumulated to date, we have agreements with certain of our investors to defer the payment of interest rather than pay when due under the various debentures.

     Because of our long-term capital requirements, we may seek to access the public equity market whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Any additional funding may result in significant dilution and could involve the issuance of securities with rights that are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our development and sales and marketing efforts, competitive and technological advances and higher than anticipated expenses and lower than anticipated revenues from the sale of our products.

     There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop, market and sell our products.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had approximately $217,000 in cash at March 31, 2006. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

     We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4: CONTROLS AND PROCEDURES

     As part of our efforts to ensure accurate disclosure, our Chief Executive Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. It has been concluded that the controls and procedures were effective as of March 31, 2006 to ensure that material information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no sales by us of unregistered securities during the quarter ended March 31, 2006.

     We did not repurchase any of our securities during the quarter ended March 31, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

Election of Mark C. Gelnaw to Board of Directors

On April 26, 2006, our Board of Directors elected Mark Gelnaw to serve as a director of the Company to fill a vacancy on the board.

In addition to being a director for Edentify, Mr. Gelnaw has over 25 years of experience in the financial services industry having held senior positions at Deutsche Bank, Lehman Brothers, Salomon Brothers and Andersen Consulting (currently known as Accenture). From October, 1996 through May, 2005, Mr. Gelnaw held various senior management positions at Deutsche Bank including Global Head of Business Development and Head of Strategic Funds. During this period,Mr. Gelnaw also served as Chief Operating Officer for Deutsche Bank's Asset Management and Deutsche Bank's Equity divisions where he was involved in all aspects of the business including structuring, marketing, investment management, due diligence as well as serving as a liaison with all the service functions that interface with the business processes. While he was Chief Operating Officer of the Equity Division of Deutsche Bank, the business grew in less than three years from a loss 40 million euros to a net profit of over 2.5 billion euros. Mr. Gelnaw was responsible for the acquisition of the NatWest Derivative businesses and played a lead role in the acquisition of Bankers Trust. Mr. Gelnaw served on the Firm's Divisional Executive Committees and was a member of the Firm's top 40 professional charged with establishing the business mission and strategy.

In addition to operating in the capacity of a Chief Operating Officer for numerous Deutsche Bank businesses, Mr. Gelnaw held specific business responsibilities including Global Head of Equity Finance and the Global Head of Proprietary Trading for the Equity Division. The proprietary trading grew under Mr. Gelnaw's leadership both in terms of revenues ($220 to over $500 million) by increasing global reach while the Finance function grew from just $15 million in revenues to over $245 million in less than two years.

Mr. Gelnaw began his venture career while employed at Deutsche Bank in 1997. Mr. Gelnaw was the fund manager for the Angel Fund, a focused fund which captured emerging technology ventures in cooperation with Stanford University. Mr. Gelnaw later combined this fund together with other DB alternative funds to form the "Strategic Funds" which were marketed to investors through the bank's Private Client Group and Asset Management divisions.

Mr. Gelnaw is a graduate of Georgetown University where he earned a BSBA in Accounting. Mr. Gelnaw currently serves on the board of various companies and charities. In particular, Mr. Gelnaw focuses on supporting charities whose mission is to cure diseases that primarily afflict children.

Mr. Gelnaw is entitled to receive the standard cash and warrant-based compensation and reasonable expense reimbursement for serving in this position as is provided in accordance with the Company's Board compensation plan.

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

                                        Edentify, Inc.


Date: May 15, 2006                      /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                        Chief Executive Officer


                                        /s/ Thomas Harkins
                                        ----------------------------------------
                                        Thomas Harkins
                                        Chief Operating Officer