Form 10QSB/A
period 2006-03-31
EDENTIFY, INC.
filed 2006-06-16
CIK 1091938

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1

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

ITEM 4: CONTROLS AND PROCEDURES

     As part of our efforts to ensure accurate disclosure, Mr. Terrence DeFranco our Chief Executive Officer and acting in the capacity of principal financial officer, performed an evaluation of our disclosure controls and procedures, and has concluded that the controls and procedures were designed and were effective as of March 31, 2006 to ensure that information was accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer/principal financial officer

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer/principal financial officer

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