Form 10KSB/A
period 2005-12-31
EDENTIFY, INC.
filed 2006-08-04
CIK 1091938

                                   FORM 10-KSB/A


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

                          COMMISSION FILE NO. 000-26909

                                 EDENTIFY, INC.
             (Exact name of registrant as specified in its charter)


                    Nevada                                      98-0179013
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                    Identification Number)


74 West Broad Street, Suite 350, Bethlehem, PA                     18018
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


RESTATEMENTS

     On July 19, 2006, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), it was determined that the treatment regarding the acquisition of software technology was inaccurately reflected within in the statement of cash flows included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, and that, therefore, a restatement of the statement of cash flows for the periods referenced above was required. The Company incorrectly included the fair market value of our common stock issued as part of the consideration for that acquisition.

     The effect of the restatements changed the amounts previously reported under cash used in operating activities and the cash used in investing activities by approximately $806,000 for both the year ended December 31, 2005 and the cumulative period August 27, 2004 through December 31, 2005, respectively.

     As a result of the corrections of the errors described above, we have restated our financial statements included in our Annual Report on Form 10-KSB as follows:

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   For the Year                             For the Year
                                                                       Ended                                    Ended
                                                                  December 31, 2005     Adjustments         December 31, 2005
                                                                  -----------------     -----------        ------------------
                                                                    As Previously
                                                                      Reported                                 Restated
Cash flows from operating activities:
  Net loss from continuing operations                             $  (2,108,137)                             $ (2,108,137)
  Net (loss)/income from discontinued operations                  $      (6,705)                             $     (6,705)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation of property and equipment                                   3,554                                    3,554
  Amortization of deferred financing costs                               560,417                                  560,417
  Common stock issued for services                                       255,150                                  255,150
  Options and Warrants issued for services provided                       86,164                                   86,164
  Common stock issued for software technology                            806,082           (806,082)(a)                 -
Changes in assets and liabilities:
  Prepaids                                                            (1,009,419)                              (1,009,419)
  Other current assets                                                  (130,961)                                (130,961)
  Accounts payable, trade                                                  8,984                                    8,984
  Payroll tax payable                                                     19,660                                   19,660
Deferred revenue                                                          19,444                                   19,444
Dividend payable                                                        (165,046)                                (165,046)
  Other liabilities and accrued expenses                                 623,473 (b)                              623,473
                                                                  ---------------                          ---------------
  Net cash used in operating activities                               (1,037,340)          (806,082)           (1,843,422)
                                                                  ---------------                          ---------------
Cash flows from investing activities:
  Purchase of software and verification technology                    (1,293,082)           806,082 (a)          (487,000)
  Purchase of property and equipment, net                                (36,445)                                 (36,445)
                                                                  --------------                           --------------
  Net cash used in investing activities                           $   (1,329,527)           806,082        $     (523,445)
                                                                  --------------                           --------------
Cash flows from financing activities:
  Proceeds from borrowings                                        $    3,237,160                           $    3,237,160
  Proceeds from exercising of warrants                                   300,000                                  300,000
                                                                  --------------                           --------------
  Net cash provided by financing activities                            3,537,160                                3,537,160
                                                                  --------------                           --------------
  Net decrease (increase) in cash and cash equivalents                 1,170,293                                1,170,293
Cash and cash equivalents at beginning of period                          71,932                                   71,932
                                                                  --------------                           --------------
Cash and cash equivalents at end of period                        $    1,242,225                           $    1,242,225
                                                                  ==============                           ==============
Supplemental disclosures of cash flow information:
  Acquisition of intangible                                       $    6,295,806                           $    6,295,806
                                                                  ==============                           ==============
  Common stock issued for acquisition of software technology      $      806,082                           $      806,082
                                                                  ==============                           ==============
  Common stock issued in disposition of debt                      $            -                           $            -
                                                                  ==============                           ==============
  Common stock issued for services                                $      255,150                           $      255,150
                                                                  ==============                           ==============

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

(b) This amount was included in total acquisition cost of $1,060,065 as originally reported; however, the line item was omitted inadvertently from the statement. This amount was inserted into the "As Previously Reported" column as this was technically reported in the total.


                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Cumulative Period                        Cumulative Period
                                                                    August 27, 2004                          August 27, 2004
                                                                  (inception) through                      (inception) through
                                                                     December 31,       Adjustments           December 31,
                                                                  ----------------      -----------        ---------------
                                                                         2005                                    2005
                                                                         ----                                    ----
                                                                    As Previously
                                                                       Reported                                Restated
Cash flows from operating activities:
  Net loss from continuing operations                               $   (2,122,885)                        $   (2,122,885)
  Net (loss)/income from discontinued operations                    $       (6,705)                        $       (6,705)
Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation of property and equipment                                     3,554                                  3,554
  Amortization of deferred financing costs                                 560,417                                560,417
  Common stock issued for services                                         255,150                                255,150
  Warrants issued for services provided                                     86,164 (b)                             86,164
  Common stock issued for software technology                              806,082           (806,082)(a)              -
Changes in assets and liabilities:
  Prepaids                                                              (1,031,919)                            (1,031,919)
  Other current assets                                                    (130,961)                              (130,961)
  Accounts payable, trade                                                   18,508                                 18,508
  Payroll tax payable                                                       19,660                                 19,660
Deferred revenue                                                            19,444                                 19,444
Dividend payable                                                          (160,046)                              (160,046)
  Other liabilities and accrued expenses                                   623,473 (b)                            623,473
                                                                    --------------                         --------------
  Net cash used in operating activities                                 (1,060,065)          (806,082)         (1,866,147)
                                                                    ---------------                        ---------------
Cash flows from investing activities:
  Purchase of software and verification technology                      (1,293,082)            806,082 (a)       (487,000)
  Purchase of property and equipment, net                                  (41,788)                               (41,788)
                                                                    --------------                         --------------
  Net cash used in investing activities                                 (1,334,870)            806,082     $     (528,788)
                                                                    --------------                         --------------
Cash flows from financing activities:
  Proceeds from borrowings                                               3,337,160                         $    3,337,160
  Proceeds from exercising of warrants                                     300,000                                300,000
                                                                    --------------                         --------------
  Net cash provided by financing activities                              3,637,160                              3,637,160
                                                                    --------------                         --------------
  Net decrease (increase) in cash and cash equivalents                   1,242,225                              1,170,293
Cash and cash equivalents at beginning of period                                 -                                 71,932
                                                                    --------------                         --------------
Cash and cash equivalents at end of period                          $    1,242,225                         $    1,242,225
                                                                    ==============                         ==============
Supplemental disclosures of cash flow information:
  Acquisition of intangible                                         $    6,295,806                         $    6,295,806
                                                                    ==============                         ==============
  Common stock issued for acquisition of software technology        $      806,082                         $      806,082
                                                                    ==============                        ==============
  Common stock issued in disposition of debt                        $       10,000                         $       10,000
                                                                    ==============                         ==============
  Common stock issued for services                                  $      255,150                         $      255,150
                                                                    ==============                         ==============

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

(b) This amount was included in total acquisition cost of $1,060,065 as originally reported; however, the line item was omitted inadvertently from the statement. This amount was inserted into the "As Previously Reported" column as this was technically reported in the total.

     Management has discussed the above errors and adjustments with our board of directors and our current independent registered public accounting firm and have determined that a restatement is necessary for the periods described above.


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

Effectiveness of Controls and Procedures


     Our principal executive officer, who, is at present, also acting in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who, at present, is also acting in the capacity of principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.


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

14.1 Code of Ethics filed as exhibit to Annual Report on Form 10-KSB filed on March 30, 2006.

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

                                        Edentify, Inc.



Date: August 4, 2006                    /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                        Chief Executive Officer, Director



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

   Notes to Consolidated Financial Statements ................   F-7

[HLB COMPANY LOGO] CINNAMON JANG WILLOUGHBY & COMPANY

Chartered Accountants
A PARTNERSHIP OF INCORPORATED PROFESSIONALS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders of Edentify, Inc.:

     We have audited the consolidated balance sheet of Edentify, Inc. and the consolidated statements of loss and deficit, amended cash flows and stockholders' equity for the years ended December 31, 2005 and 2004. These amended consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these amended consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these amended consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

     As described in note 14 to the amended consolidated financial statements, the accompanying amended consolidated financial statements of Edentify, Inc. as of December 31, 2005 have been restated. On March 21, 2006 (July 19, 2006 as to the effects of the restatements described in note 14) we reported separately to the stockholders of Edentify, Inc. on consolidated financial statements for the same period, audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) and prepared in accordance with accounting principles generally accepted in the United States.



                                        /s/ "Cinnamon Jang Willoughby & Company"

                                                   Chartered Accountants



Burnaby, Canada
March 21, 2006 (July 19, 2006 as to the effects of the restatements described in note 14)

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

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (RESTATED)
                                 (See Note 14)


                                                                                             Cumulative
                                                                                               Period
                                                                                          August 27, 2004
                                                           For the Year    For the Year     (inception)
                                                              Ended           Ended           through
                                                           December 31,   December 31,      December 31,
                                                               2004            2005            2005
                                                          -------------   -------------   ---------------
Cash flows from operating activities:
   Net loss from continuing operations                      $(14,748)      $(2,108,137)    $  (2,122,885)
   Net (loss) / income from discontinued operations         $     --       $    (6,705)    $      (6,705)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation of property and equipment                         --             3,554             3,554
   Amortization of deferred financing costs                       --           560,417           560,417
   Common stock issued for services                               --           255,150           255,150
   Options and Warrants issued for services                       --            86,164            86,164
Changes in assets and liabilities:
   Prepaids                                                  (22,500)       (1,009,419)       (1,031,919)
   Other current assets                                           --          (130,961)         (130,961)
   Accounts payable, trade                                     9,523             8,984            18,507
   Payroll tax payable                                            --            19,660            19,660
   Deferred revenue                                               --            19,444            19,444
   Dividend payable                                            5,000          (165,046)         (160,046)
   Other liabilities and accrued expenses                         --           623,473           623,473
                                                            --------       -----------     -------------
   Net cash used in operating activities                     (22,725)       (1,843,422)       (1,866,147)
                                                            --------       -----------     -------------
Cash flows from investing activities:
   Purchase of software and verification technology               --          (487,000)         (487,000)
   Purchase of property and equipment, net                    (5,343)          (36,445)          (41,788)
                                                            --------       -----------     -------------
   Net cash used in investing activities                    $ (5,343)      $ (523,,445)         (528,788)
                                                            --------       -----------     -------------
Cash flows from financing activities:
   Proceeds from borrowings                                 $100,000       $ 3,237,160         3,337,160
   Proceeds from exercising of warrants                           --           300,000           300,000
                                                            --------       -----------     -------------
   Net cash provided by financing activities                 100,000         3,537,160         3,637,160
                                                            --------       -----------     -------------
   Net decrease (increase) in cash and cash equivalents       71,932         1,170,293         1,242,225
Cash and cash equivalents at beginning of period                  --            71,932                --
                                                            --------       -----------     -------------
Cash and cash equivalents at end of period                  $ 71,932       $ 1,242,225     $   1,242,225
                                                            ========       ===========     =============
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                $     --       $ 6,295,806     $   6,295,806
                                                            ========       ===========     =============
   Options and Warrants issued for services                 $     --       $    86,164     $      86,164
                                                            ========       ===========     =============
   Common stock issued for acquisition of software
      technology                                            $     --       $   806,082     $     806,082
                                                            ========       ===========     =============
   Common stock issued in disposition of debt               $     --       $        --     $      10,000
                                                            ========       ===========     =============
   Common stock issued for services                         $     --       $   255,150     $     255,150
                                                            ========       ===========     =============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


NOTE 14: RESTATEMENTS

     (a) On July 19, 2006, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), it was determined that the treatment regarding the acquisition of software technology was inaccurately reflected within in the statement of cash flows included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, and its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, and that, therefore, a restatement of the statement of cash flows for the periods referenced above was required. The Company incorrectly included the fair market value of our common stock issued as part of the consideration for that acquisition.

     The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash used for investing activities by approximately $806,000 for both the year ended December 31, 2005 and the cumulative period August 27, 2004 through December 31, 2005, respectively.

     As a result of the corrections of the errors described above, the Company restated its financial statements included in this Annual Report on Form 10-KSB/A as follows:

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Year                              For the Year
                                                                       Ended                                     Ended
                                                                  December 31, 2005     Adjustments         December 31, 2005
                                                                  -----------------     -----------        ------------------
                                                                    As Previously
                                                                       Reported                                Restated
Cash flows from operating activities:
  Net loss from continuing operations                             $   (2,108,137)                          $   (2,108,137)
  Net (loss)/income from discontinued operations                  $       (6,705)                          $       (6,705)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation of property and equipment                                   3,554                                    3,554
  Amortization of deferred financing costs                               560,417                                  560,417
  Common stock issued for services                                       255,150                                  255,150
  Options and Warrants issued for services provided                       86,164 (b)                               86,164
  Common stock issued for software technology                            806,082         (806,082)(a)                   -
Changes in assets and liabilities:
  Prepaids                                                            (1,009,419)                              (1,009,419)
  Other current assets                                                  (130,961)                                (130,961)
  Accounts payable, trade                                                  8,984                                    8,984
  Payroll tax payable                                                     19,660                                   19,660
Deferred revenue                                                          19,444                                   19,444
Dividend payable                                                        (165,046)                                (165,046)
  Other liabilities and accrued expenses                                 623,473 (b)                              623,473
                                                                  --------------                           --------------
  Net cash used in operating activities                               (1,037,340)        (806,082)             (1,843,422)
                                                                  ---------------                          ---------------
Cash flows from investing activities:
  Purchase of software and verification technology                    (1,293,082)        (806,082)(a)            (487,000)
  Purchase of property and equipment, net                                (36,445)                                 (36,445)
                                                                  --------------                           --------------
  Net cash used in investing activities                           $   (1,329,527)        (806,082)         $     (523,445)
                                                                  --------------                           --------------
Cash flows from financing activities:
  Proceeds from borrowings                                        $    3,237,160                           $    3,237,160
  Proceeds from exercising of warrants                                   300,000                                  300,000
                                                                  --------------                           --------------
  Net cash provided by financing activities                            3,537,160                                3,537,160
                                                                  --------------                           --------------
  Net decrease (increase) in cash and cash equivalents                 1,170,293                                1,170,293
Cash and cash equivalents at beginning of period                          71,932                                   71,932
                                                                  --------------                           --------------
Cash and cash equivalents at end of period                        $    1,242,225                           $    1,242,225
                                                                  ==============                           ==============
Supplemental disclosures of cash flow information:
  Acquisition of intangible                                       $    6,295,806                           $    6,295,806
                                                                  ==============                           ==============
  Common stock issued for acquisition of software technology      $      806,082                           $      806,082
                                                                  ==============                           ==============
  Common stock issued in disposition of debt                      $            -                           $            -
                                                                  ==============                           ==============
  Common stock issued for services                                $      255,150                           $      255,150
                                                                  ==============                           ==============


(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

(b) This amount was included in total acquisition cost of $1,060,065 as originally reported; however, the line item was omitted inadvertently from the statement. This amount was inserted into the "As Previously Reported" column as this was technically reported in the total.


                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Cumulative Period                      Cumulative Period
                                                                    August 27, 2004                        August 27, 2004
                                                                  (inception) through                    (inception) through
                                                                     December 31,       Adjustments          December 31,
                                                                  -------------------   -----------      -------------------
                                                                         2005                                    2005
                                                                         ----                                    ----
                                                                    As Previously
                                                                       Reported                                Restated
Cash flows from operating activities:
  Net loss from continuing operations                             $   (2,122,885)                          $   (2,122,885)
  Net (loss)/income from discontinued operations                  $       (6,705)                          $       (6,705)
Adjustments to reconcile net loss to net cash used
   in operating activities:
  Depreciation of property and equipment                                   3,554                                    3,554
  Amortization of deferred financing costs                               560,417                                  560,417
  Common stock issued for services                                       255,150                                  255,150
  Warrants issued for services provided                                   86,164 (b)                               86,164
  Common stock issued for software technology                            806,082         (806,082)(a)                   -
Changes in assets and liabilities:
  Prepaids                                                            (1,031,919)                              (1,031,919)
  Other current assets                                                  (130,961)                                (130,961)
  Accounts payable, trade                                                 18,507                                   18,507
  Payroll tax payable                                                     19,660                                   19,660
Deferred revenue                                                          19,444                                   19,444
Dividend payable                                                        (160,046)                                (160,046)
  Other liabilities and accrued expenses                                 623,473 (b)                              623,473
                                                                  --------------                           --------------
  Net cash used in operating activities                               (1,060,065)        (806,082)             (1,866,147)
                                                                  --------------                           --------------
Cash flows from investing activities:
  Purchase of software and verification technology                    (1,293,082)        (806,082)(a)            (487,000)
  Purchase of property and equipment, net                                (41,788)                                 (41,788)
                                                                  --------------                           --------------
  Net cash used in investing activities                               (1,334,870)        (806,082)         $     (528,788)
                                                                  --------------                           --------------
Cash flows from financing activities:
  Proceeds from borrowings                                             3,637,160                           $    3,637,160
  Proceeds from exercising of warrants                                   300,000                                  300,000
                                                                  --------------                           --------------
  Net cash provided by financing activities                            3,637,160                                3,637,160
                                                                  --------------                           --------------
  Net decrease (increase) in cash and cash equivalents                 1,242,225                                1,242,225
Cash and cash equivalents at beginning of period                               -                                        -
                                                                  --------------                           --------------
Cash and cash equivalents at end of period                        $    1,242,225                           $    1,242,225
                                                                  ==============                           ==============
Supplemental disclosures of cash flow information:
  Acquisition of intangible                                       $    6,295,806                           $    6,295,806
                                                                  ==============                           ==============
  Common stock issued for acquisition of software technology      $      806,082                           $      806,082
                                                                  ==============                           ==============
  Common stock issued in disposition of debt                      $       10,000                           $       10,000
                                                                  ==============                           ==============
  Common stock issued for services                                $      255,150                           $      255,150
                                                                  ==============                           ==============


(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

(b) This amount was included in total of $1,060,065; however, the line item was omitted inadvertently from the statement. This amount was inserted into the "As Previously Reported" column as this was technically reported previously in the total.


     Management has discussed the above errors and adjustments with its board of directors and its current independent registered public accounting firm and have determined that a restatement is necessary for the periods described above.