Form 10QSB/A
period 2006-03-31
EDENTIFY, INC.
filed 2006-08-04
CIK 1091938

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

                        Commission File Number: 000-26909

                                 EDENTIFY, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                98-0179031
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
                                                               ===========     ===========       ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (RESTATED)
                                 (See Note 14)


                                                                                                     Cumulative
                                                                                                       Period
                                                                    For the          For the      August 27, 2004
                                                                 Three Months     Three Months      (inception)
                                                                     Ended            Ended           through
                                                                March 31, 2005   March 31, 2006    March 31, 2006
                                                                --------------   --------------   ---------------
Cash flows from operating activities:
   Net loss from continuing operations                            $(169,220)      $(1,696,128)      $(3,819,013)
   Net (loss) / income from discontinued operations               $      --       $   (21,304)      $   (28,009)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation of property and equipment                               356            13,685            17,239
   Amortization of deferred financing costs                              --           368,750           929,167
   Common stock issued for services                                      --           255,150           255,150
   Options and Warrants issued for services                              --           287,309           373,473
Changes in assets and liabilities:
   Prepaids                                                          (4,884)          173,331          (858,588)
   Other current assets                                                  --            (1,297)         (132,258)
   Accounts payable, trade                                           59,779            (6,449)           12,059
   Payroll tax payable                                                   --           (19,319)              341
   Deferred revenue                                                      --            (1,666)           17,778
   Dividend payable                                                      --            21,503          (138,543)
   Other liabilities and accrued expenses                          (173,386)         (129,249)          494,224
                                                                  ---------       -----------       -----------
   Net cash provided by / (used in) operating activities           (287,355)       (1,010,834)       (2,876,981)
                                                                  ---------       -----------       -----------
Cash flows from investing activities:
   Purchase of software and verification technology                (100,000)               --          (487,000)
   Purchase of property and equipment, net                           (9,225)          (14,148)          (55,936)
                                                                  ---------       -----------       -----------
   Net cash used in investing activities                           (109,225)      $   (14,148)         (542,936)
                                                                  ---------       -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings                                         460,000       $        --         3,337,160
   Proceeds from exercising of warrants                                  --                --           300,000
                                                                  ---------       -----------       -----------
   Net cash provided by financing activities                        460,000                --         3,637,160
                                                                  ---------       -----------       -----------
   Net increase (decrease) in cash and cash equivalents              63,420        (1,024,982)          217,243
Cash and cash equivalents at beginning of period                     71,932         1,242,225                --
                                                                  ---------       -----------       -----------
Cash and cash equivalents at end of period                        $ 135,352       $   217,243       $   217,243
                                                                  =========       ===========       ===========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                      $      --       $ 2,545,806       $ 2,545,806
                                                                  =========       ===========       ===========
   Common stock issued for acquisition of software technology     $      --       $   806,082       $   806,082
                                                                  =========       ===========       ===========
   Common stock issued in disposition of debt                     $      --       $        --       $    10,000
                                                                  =========       ===========       ===========
   Options and Warrants issued for services                       $      --           287,309           287,309
                                                                  =========
   Common stock issued for services                               $      --       $        --       $   255,150
                                                                  =========       ===========       ===========

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

     In connection with offers of employment to our executives as well as in consideration for agreements with certain consultants, the Company has issued warrants to acquire its common stock. Non-employee awards are made in the discretion of the Board of Directors.

     Such warrants may be exercisable at varying exercise prices currently ranging from $0.75 to $5.00 per share of common stock and with vesting ranging from two to three years (generally concurrent with service periods for grants to employees). Currently, only certain of the grants contain a provision whereby they become immediately exercisable upon a change in control.

     Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R. Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS 123R using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS 123R. The cumulative effect of applying the forfeiture rates is not material. FAS 123R requires that excess tax benefits related to stock options exercises be reflected as financing cash inflows instead of operating cash inflows.

     The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options granted during the three-months ended March 31, 2005 and 2006, were $0.81 and $0.75, respectively. The fair values of the options granted, were estimated based on the following weighted average assumptions:

                          Three months ended March 31,
                          ----------------------------
                                2005       2006
                              -------   ----------
Expected volatility               196%  177% - 195%
Risk-free interest rate          4.37%  4.3% - 4.6%
Expected dividend yield            --           --
Expected life                 3 years      3 years

Employee stock option activity during the three months ended March 31, 2006, is as follows:

                                                                     WEIGHTED
                                                        WEIGHTED      AVERAGE
                                                         AVERAGE     REMAINING    AGGREGATE
                                          NUMBER OF     EXERCISE    CONTRACTED    INTRINSIC
                                        OPTIONS (000)     PRICE    TERM (YEARS)     VALUE
                                        -------------   --------   ------------   ---------
Outstanding at January 1, 2006              1,303         $2.78
Options granted                               685          2.78
Options exercised                              --            --
Options forfeited                              --            --
                                            -----         -----
Outstanding at March 31, 2006               1,988         $2.78        1.67         2,741
                                            =====         =====        ====         =====
Options exercisable at March 31, 2006       1,988         $2.66        1.67         2,741
                                            =====         =====        ====         =====

Unvested Employee stock option balances at March 31, 2006, are as follows:

                                                               WEIGHTED
                                                  WEIGHTED      AVERAGE
                                                   AVERAGE     REMAINING     AGGREGATE
                                    NUMBER OF     EXERCISE    CONTRACTED     INTRINSIC
                                  OPTIONS (000)     PRICE    TERM (YEARS)   VALUE (000)
                                  -------------   --------   ------------   -----------
Outstanding at January 1, 2006        2,655         $2.78
Options granted                        (685)         2.78
                                      -----         -----
Unvested Options outstanding at
   March 31, 2006                     1,970         $2.78        1.38          2,741
                                      =====         =====        ====          =====

Non-Employee stock option activity during the three months ended March 31, 2006, is as follows:

                                                                     WEIGHTED
                                                        WEIGHTED      AVERAGE
                                                         AVERAGE     REMAINING    AGGREGATE
                                          NUMBER OF     EXERCISE    CONTRACTED    INTRINSIC
                                        OPTIONS (000)     PRICE    TERM (YEARS)     VALUE
                                        -------------   --------   ------------   ---------
Outstanding at January 1, 2006               417          $2.78
Options granted                              125           2.78
Options exercised                             --             --
Options forfeited                             --             --
                                             ---          -----
Outstanding at March 31, 2006                542          $2.78        1.00           95
                                             ===          =====        ====          ===
Options exercisable at March 31, 2006         542         $2.66        1.00           95
                                              ===         =====        ====          ===

     The impact on the Company's results of operations of recording share-based compensation for the three-months ended March 31, 2006 was to increase general and administrative expenses by approximately $287,309 and reduce earnings per share by $.01 per basic and diluted share.

     Prior to the adoption of FAS 123R, the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25 issued in March 2000 ("FIN 44"), to account for its fixed plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amended FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.

     The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to January 1, 2006:

                                                                AS OF DECEMBER
                                                                    31,2005
                                                                --------------
                                                                (IN THOUSANDS)
Net loss                                                         $    (2,115)
Add stock-based employee compensation expense (recovery)
   included in reported net income (loss)                                 --
Deduct total stock-based employee compensation expense
   determined under fair value based method for all
   awards, net of tax                                                   (501)
Pro forma net loss                                                    (2,616)
                                                                 -----------
Pro forma net loss per common share (Basic and diluted)                 (.10)
Weighted average common shares outstanding: Basic and diluted     24,851,425
                                                                 ===========
Net loss per common share basic and diluted                      $      (.09)
                                                                 ===========

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

NOTE 14: RESTATEMENTS

     (a) On July 19, 2006, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), it was determined that the treatment regarding the acquisition of software technology was inaccurately reflected within in the statement of cash flows included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, and its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006, and that, therefore, a restatement of the statement of cash flows for the periods referenced above was required. The Company incorrectly included the fair market value of its common stock issued as part of the consideration for that acquisition.

The effect of the restatements changed the amounts previously reported under cash used in operating activities and the cash provided by financing activities by approximately $260,000 for the three months ended March 31, 2005 and changed the amounts previously reported under cash used in operating activities, cash used in investing activities and cash provided by financing activities by approximately $127,000, $387,000 and $260,000 respectively, for the cumulative period August 27, 2004 through March 31, 2006.

As a result of the corrections of the errors described above, the Company has restated our financial statements included in this Quarterly Report on Form 10-QSB/A as follows:

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Three                  For the Three
                                                                 Months Ended                   Months Ended
                                                                March 31, 2005   Adjustments   March 31, 2005
                                                                --------------   -----------   --------------
                                                                 As Previously
                                                                   Reported                       Restated
Cash flows from operating activities:
   Net loss from continuing operations                            $(169,220)                     $(169,220)
   Net (loss) / income from discontinued operations               $      --                      $      --
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation of property and equipment                               356                            356
   Amortization of deferred financing costs                              --                             --
   Common stock issued for services                                      --                             --
   Options and Warrants issued for services provided                     --                             --
   Common stock issued for software technology                           --                             --
Changes in assets and liabilities:
   Prepaids                                                          (4,884)                        (4,884)
   Other current assets                                                  --                             --
   Accounts payable, trade                                           59,779                         59,779
   Payroll tax payable                                                   --                             --
   Deferred revenue                                                      --                             --
   Dividend payable                                                      --                             --
   Other liabilities and accrued expenses                            86,614      (260,000)(a)     (173,386)
                                                                  ---------                      ---------
   Net cash used in operating activities                            (27,355)     (260,000)        (287,355)
                                                                  ---------                      ---------
Cash flows from investing activities:
   Purchase of software and verification technology                (100,000)                      (100,000)
   Purchase of property and equipment, net                           (9,225)                        (9,225)
                                                                  ---------                      ---------
   Net cash used in investing activities                          $(109,225)                     $(109,225)
                                                                  ---------                      ---------
Cash flows from financing activities:
   Proceeds from borrowings                                       $ 200,000       260,000(a)     $ 460,000
   Proceeds from exercising of warrants                                  --                             --
                                                                  ---------                      ---------
   Net cash provided by financing activities                        200,000       260,000          460,000
                                                                  ---------                      ---------
   Net decrease (increase) in cash and cash equivalents              63,420                         63,420
Cash and cash equivalents at beginning of period                     71,932                         71,932
                                                                  ---------                      ---------
Cash and cash equivalents at end of period                        $ 135,352                      $ 135,352
                                                                  =========                      =========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                      $      --                      $      --
                                                                  =========                      =========
   Common stock issued for acquisition of software technology     $ 806,000                      $ 806,000
                                                                  =========                      =========
   Common stock issued in disposition of debt                     $      --                      $      --
                                                                  =========                      =========
   Common stock issued for services                               $      --                      $      --
                                                                  =========                      =========

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Cumulative Period                   Cumulative Period
                                                            August 27, 2004                     August 27, 2004
                                                          (inception) through                 (inception) through
                                                             March 31, 2006     Adjustments      March 31, 2006
                                                          -------------------   -----------   -------------------
                                                             As Previously
                                                                Reported                            Restated
Cash flows from operating activities:
   Net loss from continuing operations                        $(3,819,013)                        $(3,819,013)
   Net (loss) / income from discontinued operations           $   (28,009)                        $   (28,009)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation of property and equipment                          17,239                              17,239
   Amortization of deferred financing costs                       929,167                             929,167
   Common stock issued for services                               255,150                             255,150
   Options and warrants issued for services provided              287,309         86,164(a)           373,473
   Common stock issued for software technology                    806,082       (806,082)(a)               --
Changes in assets and liabilities:
   Prepaids                                                      (858,588)                           (858,588)
   Other current assets                                          (132,258)                           (132,258)
   Accounts payable, trade                                         12,059                              12,059
   Payroll tax payable                                                341                                 341
   Deferred revenue                                                17,778                              17,778
   Dividend payable                                              (138,543)                           (138,543)
   Other liabilities and accrued expenses                        (352,695)       846,919(a)           494,224
                                                              -----------                         -----------
   Net cash used in operating activities                       (3,003,981)      (127,000)          (2,876,981)
                                                              -----------                         -----------
Cash flows from investing activities:
   Purchase of software and verification technology              (100,000)      (387,000)            (487,000)
   Purchase of property and equipment, net                        (55,936)                            (55,936)
                                                              -----------                         -----------
   Net cash used in investing activities                         (155,936)      (387,000)            (542,936)
                                                              -----------       --------          -----------
Cash flows from financing activities:
   Proceeds from borrowings                                     3,077,160        260,000(a)         3,337,160
   Proceeds from exercising of warrants                           300,000                             300,000
                                                              -----------                         -----------
   Net cash provided by financing activities                    3,377,160        260,000            3,637,160
                                                              -----------                         -----------
   Net decrease (increase) in cash and cash equivalents           217,243                             217,243
Cash and cash equivalents at beginning of period                       --                                  --
                                                              -----------                         -----------
Cash and cash equivalents at end of period                    $   217,243                         $   217,243
                                                              ===========                         ===========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                  $ 2,545,806                         $ 2,545,806
                                                              ===========                         ===========
   Common stock issued for acquisition of software
      technology                                              $   806,082                         $   806,802
                                                              ===========                         ===========
   Common stock issued in disposition of debt                 $    10,000                         $    10,000
                                                              ===========                         ===========
   Common stock issued for services                           $   255,150                         $   255,150
                                                              ===========                         ===========
   Options and Warrants issued for services                   $   287,309                         $   287,309
                                                              ===========                         ===========

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

Management has discussed the above errors and adjustments with its board of directors and its current independent registered public accounting firm and have determined that a restatement is necessary for the periods described above.


NOTE 15: SUBSEQUENT EVENTS

The Senior Secured Convertible Debentures issued by the Company in its securities offerings in December, 2004, April, 2005, September, 2005 and December, 2005 contained a provision that mandated the effectiveness of a registration statement registering the common stock issuable to the investors upon conversion of the debentures and in connection with the exercise of the warrants issued in each offering. The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has not as yet been declared effective by the U.S. Securities and Exchange Commission ("SEC"), and therefore, this condition of default may have been triggered, although no investor had, to date, sought enforcement of such default and for which the Company believes it has defenses to this provision's validity. The Company obtained a written waiver letter from each of the affected debenture holders memorializing their intention not to enforce this condition. The Company did not incur any liquidated damages as a result of the waiver by investors.

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




The effect of the restatements changed the amounts previously reported under cash used in operating activities and the cash provided by financing activities by approximately $260,000 for the three months ended March 31, 2005 and changed the amounts previously reported under cash used in operating activities, cash used in investing activities and cash provided by financing activities by approximately $127,000, $387,000 and $260,000, respectively, for the cumulative period August 27, 2004 through March 31, 2006.

As a result of the corrections of the errors described above, we have restated our financial statements included in our Quarterly Report on Form 10-QSB as follows:

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Three                  For the Three
                                                                 Months Ended                   Months Ended
                                                                March 31, 2005   Adjustments   March 31, 2005
                                                                --------------   -----------   --------------
                                                                 As Previously
                                                                   Reported                       Restated
Cash flows from operating activities:
   Net loss from continuing operations                            $(169,220)                     $(169,220)
   Net (loss) / income from discontinued operations               $      --                      $      --
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation of property and equipment                               356                            356
   Amortization of deferred financing costs                              --                             --
   Common stock issued for services                                      --                             --
   Options and Warrants issued for services provided                     --                             --
   Common stock issued for software technology                           --                             --
Changes in assets and liabilities:
   Prepaids                                                          (4,884)                        (4,884)
   Other current assets                                                  --                             --
   Accounts payable, trade                                           59,779                         59,779
   Payroll tax payable                                                   --                             --
   Deferred revenue                                                      --                             --
   Dividend payable                                                      --                             --
   Other liabilities and accrued expenses                            86,614      (260,000)(a)     (173,386)
                                                                  ---------                      ---------
   Net cash used in operating activities                            (27,355)     (260,000)        (287,355)
                                                                  ---------                      ---------
Cash flows from investing activities:
   Purchase of software and verification technology                (100,000)                      (100,000)
   Purchase of property and equipment, net                           (9,225)                        (9,225)
                                                                  ---------                      ---------
   Net cash used in investing activities                          $(109,225)                     $(109,225)
                                                                  ---------                      ---------
Cash flows from financing activities:
   Proceeds from borrowings                                       $ 200,000       260,000(a)     $ 460,000
   Proceeds from exercising of warrants                                  --                             --
                                                                  ---------                      ---------
   Net cash provided by financing activities                        200,000       260,000          460,000
                                                                  ---------                      ---------
   Net decrease (increase) in cash and cash equivalents              63,420                         63,420
Cash and cash equivalents at beginning of period                     71,932                         71,932
                                                                  ---------                      ---------
Cash and cash equivalents at end of period                        $ 135,352                      $ 135,352
                                                                  =========                      =========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                      $      --                      $      --
                                                                  =========                      =========
   Common stock issued for acquisition of software technology     $ 806,082                      $ 806,082
                                                                  =========                      =========
   Common stock issued in disposition of debt                     $      --                      $      --
                                                                  =========                      =========
   Common stock issued for services                               $      --                      $      --
                                                                  =========                      =========

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

                                 EDENTIFY, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Cumulative Period                   Cumulative Period
                                                                  August 27, 2004                     August 27, 2004
                                                                (inception) through                 (inception) through
                                                                   March 31, 2006     Adjustments      March 31, 2006
                                                                -------------------   -----------   -------------------
                                                                   As Previously
                                                                      Reported                            Restated
Cash flows from operating activities:
   Net loss from continuing operations                              $(3,819,013)                        $(3,819,013)
   Net (loss) / income from discontinued operations                 $   (28,009)                        $   (28,009)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation of property and equipment                                17,239                              17,239
   Amortization of deferred financing costs                             929,167                             929,167
   Common stock issued for services                                     255,150                             255,150
   Options and warrants issued for services provided                    287,309         86,164(a)           373,473
   Common stock issued for software technology                          806,082       (806,082)(a)               --
Changes in assets and liabilities:
   Prepaids                                                            (858,588)                           (858,588)
   Other current assets                                                (132,258)                           (132,258)
   Accounts payable, trade                                               12,059                              12,059
   Payroll tax payable                                                      341                                 341
   Deferred revenue                                                      17,778                              17,778
   Dividend payable                                                    (138,543)                           (138,543)
   Other liabilities and accrued expenses                              (352,695)       846,919(a)           494,224
                                                                    -----------                         -----------
   Net cash used in operating activities                             (3,003,981)      (127,000)          (2,876,981)
                                                                    -----------                         -----------
Cash flows from investing activities:
   Purchase of software and verification technology                    (100,000)      (387,000)            (487,000)
   Purchase of property and equipment, net                              (55,936)                            (55,936)
                                                                    -----------                         -----------
   Net cash used in investing activities                               (155,936)      (387,000)            (542,936)
                                                                    -----------                         -----------
Cash flows from financing activities:
   Proceeds from borrowings                                           3,077,160        260,000(a)         3,337,160
   Proceeds from exercising of warrants                                 300,000                             300,000
                                                                    -----------                         -----------
   Net cash provided by financing activities                          3,377,160        260,000            3,637,160
                                                                    -----------                         -----------
   Net decrease (increase) in cash and cash equivalents                 217,243                             217,243
Cash and cash equivalents at beginning of period                             --                                  --
                                                                    -----------                         -----------
Cash and cash equivalents at end of period                          $   217,243                         $   217,243
                                                                    ===========                         ===========
Supplemental disclosures of cash flow information:
   Acquisition of intangible                                        $ 2,545,806                         $ 2,545,806
                                                                    ===========                         ===========
   Common stock issued for acquisition of software technology       $   806,082                         $   806,082
                                                                    ===========                         ===========
   Common stock issued in disposition of debt                       $    10,000                         $    10,000
                                                                    ===========                         ===========
   Common stock issued for services                                 $   255,150                         $   255,150
                                                                    ===========                         ===========
   Options and Warrants issued for services                         $   287,309                         $   287,309
                                                                    ===========                         ===========

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

OUR CONVERTIBLE DEBENTURES MAY BE CONSTRUED TO BE IN DEFAULT AS A RESULT OF THE DELAY IN THE EFFECTIVENESS OF OUR REGISTRATION STATEMENT.

      All of our convertible preferred debentures issued to date contain, as a condition of default, that our registration statement become effective within 180 days from the closing date on the offering in which they were acquired by investors. In the event of default, as would only be finally determined judicially, we would be required to pay to investors, the "Mandatory Prepayment Amount" which would equal the sum of (i) the greater of: (A) 250% of the principal amount of debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the number of shares issuable upon conversion of the debenture in full on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the Closing Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures. We believe that the determination as to whether a default existed or currently exists could be made only judicially and would be influenced by the timing of the issuance of certain series of the debentures in conjunction with the fact of the reorganization whereby we acquired Budgethotels Network, Inc. in a reverse-acquisition. In addition, we believe we would have certain legal defenses available to us in the event that a judicial determination was made that we were in default as a result of our inability to have our registration statement effective pursuant to this provision of the debentures. None of our investors has, to date, provided us with any indication that they would enforce this provision and we have obtained written waivers dated as of August 1, 2006 from all such affected investors in respect of past and present enforcement of this provision and further waiving any and all payments in respect thereof including any liquidated damages, as well as an agreement not to seek any enforcement for 45 days from the date of the waiver. As a result, we believe, and our auditors have agreed with this conclusion, that no contingent liability is necessary to be recognized on our financials for this possible default.


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


     All of our convertible preferred debentures issued to date contain, as a condition of default, that our registration statement become effective within 180 days from the closing date on the offering in which they were acquired by investors. In the event of default, as would only be finally determined judicially, we would be required to pay to investors, the "Mandatory Prepayment Amount" which would equal the sum of (i) the greater of: (A) 250% of the principal amount of debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the number of shares issuable upon conversion of the debenture in full on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the Closing Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures. We believe that the determination as to whether a default existed or currently exists could be made only judicially and would be influenced by the timing of the issuance of certain series of the debentures in conjunction with the fact of the reorganization whereby we acquired Budgethotels Network, Inc. in a reverse-acquisition. In addition, we believe we would have certain legal defenses available to us in the event that a judicial determination was made that we were in default as a result of our inability to have our registration statement effective pursuant to this provision of the debentures. None of our investors has, to date, provided us with any indication that they would enforce this provision and we have obtained written waivers dated as of August 1, 2006 from all such affected investors in respect of past and present enforcement of this provision and further waiving any and all payments in respect thereof including any liquidated damages, as well as an agreement not to seek any enforcement for 45 days from the date of the waiver. As a result, we believe, and our auditors have agreed with this conclusion, that no contingent liability is necessary to be recognized on our financials for this possible default.


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

                                        Edentify, Inc.



Date: August 4, 2006                    /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                        Chief Executive Officer



                                        /s/ Thomas Harkins
                                        ----------------------------------------
                                        Thomas Harkins
                                        Chief Operating Officer