Form 10QSB
period 2006-06-30
EDENTIFY, INC.
filed 2006-08-17
CIK 1091938

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

                    For the Three Months Ended June 30, 2006

                        Commission File Number: 000-26909

                                 EDENTIFY, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                  91-0179031
       -------------------------------         ---------------------------------
          State or other jurisdiction          (IRS Employer Identification No.)
        incorporation or organization)

                          74 WEST BROAD ST., SUITE 350
                         BETHLEHEM, PENNSYLVANIA, 18018
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (610) 814-6830
                           ---------------------------
                           (Issuer's telephone number)

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

                                 Yes [X] No [ ]

Indicate by checkmark whether registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act)                                        Yes [ ] No [X]

There were 25,225,425 shares of common stock, $0.001 par value, outstanding as of August 10, 2006. (Note that, included in this total are approximately 6,752,992 of our shares that are subscribed to but have not been issued due to ministerial delays.)

Transitional Small Business Disclosure Format                     Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           June 30,
                                                                                             2006
                                                                                       --------------
                                                ASSETS
Current assets:
  Cash                                                                                 $      638,838
  Prepaid expenses                                                                            363,307
  Data implementation, current                                                                333,333
  Other current assets                                                                        132,639
                                                                                       --------------
   Total current assets                                                                     1,468,117
                                                                                       --------------

Property and equipment, net                                                                 1,315,936
                                                                                       --------------

Other assets :
  Intangibles                                                                               2,545,806
  Data implementation, long-term                                                              416,667
                                                                                       --------------
     Total other assets                                                                     2,962,473
                                                                                       --------------

   Total assets                                                                        $    5,746,526
                                                                                       ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $       58,888
  Line of credit                                                                              127,160
  Notes payable                                                                               260,000
  Payroll taxes payable                                                                           238
  Deferred revenue                                                                            108,889
  Net liabilities of discontinued operations                                                  131,190
  Accrued expenses and other current liabilities                                              882,442
  Current portion of long-term debt, net of discount of $325,000                              575,000
                                                                                       --------------

  Total current liabilities                                                                 2,143,807
                                                                                       --------------

  Long-Term debt , net of discount of $2,206,943                                              643,056
                                                                                       --------------

Total Liabilities                                                                           2,786,863
                                                                                       --------------

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000 shares authorized;
       18,460,433 shares issued and outstanding                                                18,460
  Common stock subscribed, 6,752,992 shares                                                     6,753
  Additional paid-in capital                                                               10,319,972
  Deficit accumulated during the development stage                                         (7,385,522)
                                                                                       --------------
 Total Stockholders' Equity                                                                 2,959,663
                                                                                       --------------

 Total liabilities and stockholders' equity                                            $    5,746,526
                                                                                       ==============

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                      Cumulative
                                                                                                        Period
                                                              For The Four                         August 27, 2004
                                                              Months Ended       For The Three       (inception)
                                                                June 30,          Months Ended         through
                                                                2005(a)          June 30, 2006       June 30, 2006
                                                             --------------     --------------     ---------------
Revenues:
  Sales, net                                                 $            -     $       23,889     $        26,112
                                                             --------------     --------------     ---------------
Total revenues:                                                           -             23,889              26,112
Cost of sales                                                             -            300,000             608,483
                                                             --------------     --------------     ---------------
Gross profit                                                              -           (276,111)           (582,371)
                                                             --------------     ---------------    ---------------
Operating expenses:
  Research & development                                             24,522             83,334             250,000
  Selling expenses                                                   25,633             74,714             216,677
  General & administrative expenses                                 221,114            925,641           3,024,529
  Depreciation & amortization                                           593             19,960              37,199
                                                             --------------     --------------     ---------------
Total operating expenses                                            271,862          1,103,649           3,528,405
                                                             --------------     --------------     ---------------
Loss from operations                                               (271,862)        (1,379,760)         (4,110,776)
                                                             ---------------    --------------     ---------------
Other income/(expense):
  Other income/(expense)                                               (162)                 -                (162)
  Amortization of debt discount                                    (100,000)          (288,889)         (1,218,056)
  Interest income                                                         -              1,583               4,775
  Interest expense                                                  (17,576)           (60,564)           (222,425)
                                                             ---------------    --------------     ---------------
Total other income /(expense)                                      (117,738)          (347,870)         (1,435,868)
                                                             ---------------    --------------     ---------------
Net loss from continuing operations                                (389,600)        (1,727,630)         (5,546,644)
  Discontinued Operations
  Loss on discontinued operations of subsidiary                     (51,294)           (34,594)            (62,603)
                                                             ---------------    ---------------    ---------------
Net Loss                                                     $     (440,894)    $   (1,762,224)    $    (5,609,247)
                                                             ==============     ==============     ===============
Basic and diluted loss per common share:
  Continued Operations                                       $         (.02)    $         (.07)    $          (.23)
  Discontinued Operations                                    $         (.00)    $          .00     $          (.00)
                                                             --------------     --------------     ---------------
Net Loss per common share                                    $         (.02)    $         (.07)    $          (.23)
                                                             ==============     ==============     ===============
Weighted average shares of common stock outstanding              24,501,425         25,136,315          24,596,425
                                                             ==============     ==============     ===============

(a) DUE TO THE CHANGE IN ACCOUNTING PERIOD FOR THE COMPANY'S WHOLLY-OWNED SUBSIDIARY BUDGETHOTELS, INC., FROM A FISCAL YEAR ENDED NOVEMBER 30 TO A CALENDAR YEAR END, THE COMPANY REPORTED OPERATING RESULTS FOR THE FOUR MONTHS ENDED JUNE 30, 2005.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            Cumulative
                                                                                                              Period
                                                                                                          August 27, 2004
                                                                   For The Six        For The Six           (inception)
                                                                  Months Ended       Months Ended             through
                                                                  June 30, 2005      June 30, 2006         June 30, 2006
                                                                 --------------      --------------       --------------
Revenues:
  Sales, net                                                     $            -      $       25,556       $       26,112
                                                                 --------------      --------------       --------------
Total revenues:                                                               -              25,556               26,112
Cost of sales                                                                 -             600,000              608,483
                                                                 --------------      --------------       --------------
Gross profit                                                                  -            (574,444)            (582,371)
                                                                 --------------      ---------------      ---------------
Operating expenses:
  Research & development                                                 24,522             166,667              250,000
  Selling expenses                                                       25,633             133,094              216,677
  General & administrative expenses                                     316,473           1,743,607            3,024,529
  Depreciation & amortization                                               818              33,645               37,199
                                                                 --------------      --------------       --------------
Total operating expenses                                                367,446           2,077,013            3,528,405
                                                                 --------------      --------------       --------------
Loss from operations                                                   (367,446)         (2,651,457)          (4,110,776)
                                                                 --------------      --------------       --------------
Other income/(expense):
  Other income/(expense)                                                   (142)                  -                 (162)
  Amortization of Debt Discount                                        (125,000)           (657,639)          (1,218,056)
  Interest income                                                             -               3,039                4,775
  Interest expense                                                      (21,309)           (117,701)            (222,425)
                                                                 --------------      --------------       --------------
Total other income /(expense)                                          (146,451)           (772,301)          (1,435,868)
                                                                 --------------      --------------       --------------
Net loss from continuing operations                                    (513,897)         (3,423,758)          (5,546,644)
  Discontinued Operations
  Loss on discontinued operations of subsidiary                         (88,957)            (55,898)             (62,603)
                                                                 --------------      ---------------      --------------
Net Loss                                                         $     (602,854)     $   (3,479,656)      $   (5,609,247)
                                                                 ==============      ===============      ==============
Basic and diluted loss per common share:
  Continued Operations                                           $         (.02)     $         (.14)      $         (.23)
  Discontinued Operations                                        $         (.00)     $          .00       $         (.00)
                                                                 --------------      --------------       --------------
Net Loss per common share                                        $         (.02)     $         (.14)      $         (.23)
                                                                 ==============      ==============       ==============
Weighted average shares of common stock outstanding                  24,501,425          24,994,769           24,596,425
                                                                 ==============      ==============       ==============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                 Cumulative
                                                                                                                   Period
                                                                                   For the        For the     August 27, 2004
                                                                                  Six Months     Six Months     (inception)
                                                                                    Ended          Ended          through
                                                                                June 30, 2005  June 30, 2006   June 30, 2006
                                                                                -------------  -------------  ---------------
                                                                                (as restated)
                                                                                -------------
Cash flows from operating activities:
  Net loss from continuing operations                                           $    (513,897) $  (3,423,758) $    (5,546,643)
  Net loss from discontinued operations                                               (88,957)       (55,898)         (62,603)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of property and equipment                                 818         33,645           37,199
  Amortization of debt discount                                                       125,000        657,639        1,218,056
  Stock options issued for services                                                         -        639,044          725,208
  Common stock issued for prepaid investor relations fees                                   -              -          255,150
  Common stock issued for directors' fees                                                   -          9,000            9,000
  Declaration of dividend payable on spin-off of subsidiary, net                       21,958              -                -
Changes in assets and liabilities:
  Prepaid expenses                                                                    (25,281)       331,712         (700,207)
  Accounts receivable                                                                  (8,121)             -                -
  Other current assets                                                                      -         (1,678)        (132,639)
  Accounts payable                                                                     63,992         40,381           58,888
  Payroll tax payable                                                                  10,050        (19,422)             238
  Deferred revenue                                                                          -         89,445          108,889
  Distribution payable                                                                      -         55,898         (104,148)
  Accrued expenses and other current liabilities                                      225,053        258,869          882,342
                                                                                -------------  -------------  ---------------
  Net cash used in operating activities                                              (189,385)    (1,385,123)      (3,251,270)
                                                                                -------------  -------------  ---------------
Cash flows from investing activities:
  Purchase of software and verification technology                                   (538,829)             -         (487,000)
  Purchase of property and equipment, net                                             (30,048)       (18,264)         (60,052)
                                                                                -------------  -------------  ---------------
  Net cash used in investing activities                                              (568,877) $     (18,264)        (547,052)
                                                                                -------------  -------------  ---------------
Cash flows from financing activities:
  Proceeds from borrowings                                                          1,060,000  $     800,000        4,137,160
  Proceeds from exercising of warrants                                                      -              -          300,000
                                                                                -------------  -------------  ---------------
  Net cash provided by financing activities                                         1,060,000        800,000        4,437,160
                                                                                -------------  -------------  ---------------
  Net increase (decrease) in cash and cash equivalents                                301,738       (603,387)         638,838
Cash and cash equivalents at beginning of period                                       71,932      1,242,225                -
                                                                                -------------  -------------  ---------------
Cash and cash equivalents at end of period                                      $     373,670  $     638,838  $       638,838
                                                                                =============  =============  ===============
Supplemental disclosures of non-cash investing and financing activities:
  Acquisition of intangible                                                     $           -  $           -  $     2,545,806
                                                                                =============  =============  ===============
  Common stock issued for acquisition of software technology                    $           -  $           -  $       806,082
                                                                                =============  =============  ===============
  Common stock issued in disposition of debt                                    $           -  $           -  $        10,000
                                                                                =============  =============  ===============
  Common stock issued for prepaid investor relations fees                       $           -  $     413,000  $       668,150
                                                                                =============  =============  ===============
  Common stock issued for directors' fees                                       $           -  $       9,000  $         9,000
                                                                                =============  =============  ===============
  Common stock options issued for services                                      $           -  $     639,044          725,208
                                                                                =============  =============  ===============
  Common stock warrants issued as a debt discount                               $     900,000  $     800,000  $     3,750,000
                                                                                =============  =============  ===============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                  EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
              Notes to Unaudited Consolidated Financial Statements

NOTE 1: COMPANY DESCRIPTION

      Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a later development stage company. Edentify will seek to accomplish its goals by analyzing the means through which these crimes are perpetrated and through the development of new technologies and procedures to assist corporations, government agencies and consumers in the fight against identity fraud and related crime.

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

NOTE 2: REORGANIZATION

      On February 29, 2005, BudgetHotels Networks, Inc., a Nevada corporation ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of our common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent (which amount was subsequently released to Budget), and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on or before July 31, 2005. This amount was paid to Budget in July 2005.

      Upon the reverse split becoming effective, Budget was required to issue a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock subscribed, although approximately 6,752,992 of these shares have not, as yet, been issued due to ministerial delays.

      The Exchange resulted in the owners and management of Edentify having effective operating control of the combined entity after the Acquisition, with the existing Budget investors continuing as only minority investors.

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

NOTE 3: BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and for the cumulative period August 27, 2004 (inception) through June 30, 2006 are unaudited. The above mentioned financial statements include the accounts of Edentify, Inc., (the "Company") a Nevada corporation, and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The interim condensed consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (SEC) and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

      These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC on March 30, 2006 and as amended and filed on August 4, 2006.

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

      The Company may enter into service agreements with its clients whereby the Company will receive up-front license fees for granting use of the Company's proprietary software. Any non-refundable portion of these license fees received upon execution of these agreements would be recognized ratably over the service agreement term. The remaining portion of the up-front license fee would also be recognized ratably over the term of the agreement only after acceptance has occurred. In the event the contract term is infinite, the up-front fee would be recognized systematically over the period fees are estimated to be earned.

CASH & CASH EQUIVALENTS

      For purposes of cash flow, cash consists of unrestricted cash balances held at regional banks.

RESTRICTED CASH

      Included in Other Current Assets is restricted cash in the amount of $130,000 which is held in an interest bearing certificate of deposit used as collateral for a loan that was assumed during the reverse take-over.

PROPERTY AND EQUIPMENT

      Property and Equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the assets (3 to 10 years).

INTANGIBLES

      Intangible assets are stated at cost. Amortization is provided using the straight-line method, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology. The Company has not yet begun utilizing the benefit of the software. As a result, we have not commenced amortization of the cost of this software.

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

      Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carry-forward is limited following a greater than 50% change in ownership. Due to the Company's prior and current equity transactions, the Company's net operating loss carry-forwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carry-forward period.

      Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at June 30, 2006.

COMMON STOCK SUBSCRIBED

      Included in our total stock outstanding is 6,752,992 shares that have been subscribed for but which have not been issued due to ministerial delays.

STOCK BASED COMPENSATION

      In connection with offers of employment to our executives as well as in consideration for agreements with certain consultants, the Company has issued warrants to acquire its common stock. Non-employee awards are made in the discretion of the Board of Directors.

      Such warrants may be exercisable at varying exercise prices currently ranging from $0.75 to $5.00 per share of common stock and with vesting ranging from two to three years (generally concurrent with service periods for grants to employees). Currently, only certain of the grants contain a provision whereby they become immediately exercisable upon a change of control.

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

      The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options granted during the three and six months ended June 30, 2005 and 2006, were $0.29 and $0.41, respectively. The fair values of the options granted were estimated based on the following weighted average assumptions:

                                     Six months ended June 30,
                                    2005                   2006
                                   -------              ----------
Expected volatility                    196%             177% - 195%
Risk-free interest rate               4.37%             4.3% - 4.6%
Expected dividend yield                  -                       -
Expected life                      3 years                 3 years

Employee stock option activity during the three months and six months ended June 30, 2006 is as follows:

                                                                 Weighted
                                                    Weighted      average
                                                     Average     remaining    Aggregate
                                      Number of     Exercise    contracted    intrinsic
                                    Options (000)     price    term (years)   value (000)
                                    -------------   --------   ------------   -----------
Outstanding at January 1, 2006         1,303        $   2.78
Options granted                          604            2.78
Options exercised                          -               -
Options forfeited                          -               -
                                       -----        --------
Outstanding at March 31, 2006          1,907        $   2.78          -           725
                                       =====        ========       ====         =====
Options granted                          711            2.78
Options exercised                          -               -
Options forfeited                          -               -
                                       -----        --------
Outstanding at June 30, 2006           2,618        $   2.78          -         1,034
                                       =====        ========       ====         =====
Options exercisable at June 30,
2006                                   2,618        $   2.66       8.50         1,034
                                       =====        ========       ====         =====

      Non-Employee stock option activity during the three months and six months ended June 30, 2006 is as follows:

                                                              Weighted
                                                  Weighted    average
                                                  Average    remaining   Aggregate
                                   Number of     Exercise   contracted   intrinsic
                                 Options (000)    price    term (years)  value (000)
                                 -------------   --------  ------------  -----------
Outstanding at January 1, 2006         417       $   2.78
Options granted                        125           2.78
Options exercised                        -               -
Options forfeited                        -               -
                                       ---       --------
Outstanding at March 31, 2006          542       $   2.78       3.6          $69
                                       ===       ========       ====         ===
Options granted                        125           2.78
Options exercised                        -              -
Options forfeited                        -              -
                                       ---       --------
Outstanding at June 30, 2006           667       $   2.78       3.6          $69
                                       ===       ========       ====         ===
Options exercisable at June 30,
2006                                   667       $   2.66       3.6          $69
                                       ===       ========       ====         ===

      Total stock based compensation, which is included in general and administrative expenses, was $351,735 and $639,044 for the three-months and six months ended June 30, 2006, respectively.

      As of June 30, 2006 there was $2,500,329 unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over the remaining weighted average vesting period of the options, which is
4.1 years.

      The impact on the Company's results of operations of recording share-based compensation for the six-months ended June 30, 2006 was to increase general and administrative expenses by approximately $297,000 and reduce earnings per share by $0.01 per basic and diluted share.

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

      The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to January 1, 2006:

                                                                                       Six Months            Four Months
                                                                                   Ended June 30, 2005    Ended June 30, 2005
                                                                                      (in thousands)         (in thousands)
Net loss                                                                                 $  (603)              $  (441)
Add stock-based employee compensation expense (recovery) included
in reported net income (loss)                                                                  -
Deduct total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax                                    (251)                 (167)
                                                                                         -------               -------
Pro forma net loss                                                                          (854)                 (608)
                                                                                         =======               =======

Pro forma net loss per common share (Basic and diluted)                                     (.03)                 (.02)
Weighted average common shares outstanding: Basic and diluted                             24,501                24,501
                                                                                         =======               =======
Net loss per common share basic and diluted                                              $  (.02)              $  (.02)
                                                                                         =======               =======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share in accordance with FSAS No. 128 "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average share price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2006, the company has no items that represent a Comprehensive loss in the financial statements.

FINANCIAL INSTRUMENTS

The fair values of cash, accounts receivable, accounts payable, accrued liabilities, notes payable, line of credit, and long-term debt approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

CONVERTIBLE SECURITIES WITH BENEFICIAL CONVERSION FEATURES

The debenture issuances and related embedded conversion features and warrants issuances were accounted for in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and with EITF No. 00-27: Application of issue No. 98-5 to certain convertible instruments. The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value of the warrants is amortized over the remaining life of the debenture. The unamortized discount upon the conversion of the debentures is expensed on a pro-rata basis.

RECLASSIFICATIONS

Certain items in the June 2005 Consolidated Financial Statements have been reclassified in order to conform to the 2006 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155") - an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of this standard will have a material impact on its financial condition or the results of its operations.

NOTE 5: DISCONTINUED OPERATIONS

      In connection with the acquisition transaction with Budgethotels Network ("Budget"), Budget executed a Distribution Agreement with its subsidiary, InfoCenter, Inc. ("InfoCenter") through which Budget carried on its then-current operating business activities, pursuant to which, Budget agreed to distribute the shares of InfoCenter to the stockholders of record of Budget as of March 29, 2006. The distribution is intended, but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by the directors of InfoCenter. Under the terms of the Distribution Agreement, as amended, the distribution is required to be completed by August 31, 2006.

      Total loss related to the discontinued operations of InfoCenter were $34,594 and $51,294 and $55,838 and $88,957 for the three and six months ended June 30, 2006 and 2005, respectively.

      The operations of our subsidiary, InfoCenter, Inc., have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America ("US GAAP").

NOTE 6: PROPERTY AND EQUIPMENT

      Property and equipment at cost, consisted of the following at June 30, 2006:

                                           June 30,
                                            2006
                                         ----------
Computer equipment and software          $   35,221
Furniture and fixtures                       18,410
Office equipment and telephone system         6,422
Verification technology                   1,293,082
                                         ----------
                 Total                   $1,353,135
Less: accumulated depreciation              (37,199)
                                         ----------
                 Total net assets        $1,315,936
                                         ==========

      Depreciation expense was $19,960 and $593 for the three months ended June 30, 2006 and 2005, respectively and $33,645 and $818 for the six months ended June 30, 2006 and 2005, respectively.

      On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration to be paid for the technology will be $100,000 cash plus 4.767% of the issued and outstanding shares of common stock, warrants to purchase an additional 41.67% of the number of shares issued to such recipients of the stock (representing 4.767% of the issued and outstanding common stock of the corporation), an assumption of debt totaling $127,000 (See Note 9), and a convertible note agreement for $260,000 as more fully described in Note 8. At December 31, 2005, all amounts due in respect hereof were paid in full. The Company valued total consideration for the software as follows:

Cash                                   $     100,000
Stock valuation                              805,522
Debt assumption                              127,000
Convertible note                             260,000
Warrants                                         560
                                       -------------
Total consideration                    $   1,293,082
                                       =============

NOTE 7: OTHER INTANGIBLE ASSETS

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

      Under EITF 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31, 2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of s sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of June 30, 2006.

      The Company valued total consideration for the software as follows:

Common Stock                            $  1,875,000
Warrants                                     670,806
                                        ------------
Total Consideration                     $  2,545,806
                                        ============

      The Company determined the fair values to be ascribed to detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

NOTE 8: LONG TERM DEBT

Long-term notes payable at June 30, 2006 consisted of the following:

Convertible Debentures                                                          $  3,750,000
Less Un-amortized discounts                                                       (2,531,944)
                                                                                ------------
Total debt, net                                                                    1,218,056
Less Current portion of long-term debt, net                                         (575,000)
                                                                                ------------
Total long-term debt, net                                                       $    643,056
                                                                                ============

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

      On December 10, 2005, we issued an aggregate of $ 1,050,000 in principal amount of 6% senior convertible debentures due on December 10, 2008, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

      On May 15, 2006, we issued an aggregate of $ 800,000 in principal amount of 6% senior convertible debentures due on May 15, 2009, and warrants to receive an aggregate of 1,600,000 shares of common stock of the Company in a private placement. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,600,000 shares of common stock at a price of $0.50 per share at any time commencing on May 15, 2006 through May 15, 2011. The convertible debenture was issued with an $800,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

      As of June 30, 2006, the debenture holders and lenders had not converted any portion of their note or debentures.

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

NOTE 9: NOTES PAYABLE

      On April 28, 2005 we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company prepaid interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due. The company has attempted to contact the lender regarding conversion or repayment.

NOTE 10: LINE OF CREDIT

      In connection with the Company's purchase of software and verification technology (See Note 5 above), the Company, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on September 7, 2006, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (8.0% as of June 30, 2006). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement. The Company has accounted for this amount as an "other current asset" as of June 30,2006.

NOTE 11: CONSULTING AGREEMENT

      On September 19, 2005, the Company entered into a one year consulting agreement with Redwood Consultants, LLC to assist the Company with its investor relations activities. Redwood Consultants is a full-service investor relations firm headquartered in Novato, Calif., Redwood Consultants specializes in creating credible awareness of its clients' corporate potential to the financial community through communications with analysts, market makers, institutions, retail stockbrokers, and individual investors nationwide. In consideration for entering into this agreement, the Company agreed to issue 700,000 shares of its common stock with the initial 350,000 shares being issued within ten (10) business days of the date of the executed agreement and the remaining 350,000 issued not later than six (6) months from the date of the executed agreement. In 2005, the Company recorded the initial issuance of 350,000 shares as prepaid investor relations of $255,150 based upon the fair value of the Company's common stock upon the date of the agreement and will incur expense ratably over the term of the agreement. During the second quarter 2006, the Company recorded the remaining issuance of 350,000 shares also as prepaid investor relations of $413,000 based upon the fair value of the Company's common stock and will incur expense ratably over the term of the agreement.

NOTE 12: EMPLOYMENT AGREEMENTS

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

      On July 29, 2005, Edentify, Inc. entered into an employment agreement with Thomas Harkins to be our Chief Operating Officer. Under the terms of his employment agreement, Mr. Harkins has agreed to devote his full time effort to Edentify and will not engage in any competitive work for a period of two years. Edentify agrees to pay Mr. Harkins $12,500 per month plus any increases or bonuses as determined by the Company. In addition to a salary, Mr. Harkins will receive options to purchase a total of 1,250,000 shares of the common stock of the company at varying exercise prices from $0.75 to $5.00 per share. The options vest at a rate of 1/36 of the amount granted per month, with all options being fully vested in 36 months.

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

NOTE 13: EQUITY TRANSACTIONS

      The Company recognized expense for the issuance of common stock with a market value of $639,044 as of the date of issuance to Terrence DeFranco, Thomas Harkins and Kenneth Vennera pursuant to their employment agreements. Also, the Company issued common stock with a market value of $12,000 as of the date of issuance to its directors in payment of their fees pursuant to the Director Compensation plan adopted by the Company.

NOTE 14: DEVELOPMENT (DATA IMPLEMENTATION) AND SERVICE AGREEMENT

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

      In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within Seisint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to Seisint a fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment delivered on or before 30 days from the date of the December 31, 2005 invoice from Seisint. Pursuant to the agreement, the Company paid the first payment due upon execution of the agreement and has also paid the second payment that was due December 31, 2005. The Company recorded the entire fee as a prepaid expense as of December 31, 2005 and will amortize these costs over the three year contract term as research and development. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to Seisint fees for 2006, 2007 and 2008, respectively. As of June 30, 2006, the Company's prepaid expense was $750,000 which included the transaction above.

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

NOTE 15: LICENSE AGREEMENTS

      On December 9, 2005, the Company entered into a Scoring Services Agreement ("SS Agreement") with a financial institution ("Client") whereby the Company's client will provide the Company with identities from Client's proprietary database for the purpose of having the Company utilize proprietary databases, processes and information developed by the Company and/or obtained from third parties to produce an "Identity Score". The Company will provide the "Identity Score" using its proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

      For grant of the license, the Client shall pay the Company the sum of $30,000 payable as follows: $20,000 upon execution of the SS Agreement and $10,000 upon the completion of the 60 day acceptance period which represents the time period allotted to provide a secure interface between the two parties. In the event acceptance is not met, the Client would be entitled to a 50% refund of the initial payment of $20,000 or $10,000. In addition, the Client will pay $2,500 per month for the Scoring service for a term of three years. Upon execution of the SS Agreement, the Company recorded the entire $30,000 as deferred revenue. The non-refundable portion of the up-front fee or $10,000 will be recognized into income of the SS Agreement term. Upon acceptance of the product or service, the remaining $20,000 will also be recognized ratably over the term of the agreement.

NOTE 16: MARKETING AGREEMENT

      On April 7, 2006 (the "Effective Date"), the Company entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation (an Affinion group member) whereby Trilegiant agrees to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date). The term of the agreement is for five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay the Company a license fee, in part payable within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay the Company, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. The Marketing Agreement provides for a mutual non-compete and non-solicitation provisions that prevents either the Company or Trilegiant from selling directly to certain specified customers and competitors of the respective parties. The Company is required to meet certain service level standards described in more detail in the Marketing Agreement. The Marketing Agreement also contains a provision protecting the confidentiality of proprietary information of the parties. Customer service for Trilegiant members is to be provided through Trilegiant's customer service department. The Marketing Agreement also provides for customary indemnification provisions and protection of intellectual property rights. Liability for either party under the Marketing Agreement, related to breaches, performance, non-performance, acts or omissions is limited to a monetary cap.

NOTE 17: RESTATEMENT

      (a) On July 19, 2006, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), it was determined that the treatment regarding the acquisition of software technology was inaccurately reflected within in the statement of cash flows included in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, and that, therefore, a restatement of the statement of cash flows for the periods referenced above was required. The Company incorrectly included the fair market value of its common stock issued as part of the consideration for that acquisition.

      The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash provided by investing activities by approximately $806,082 for the six months ended June 30, 2005.

      As a result of the corrections of the errors described above, the Company has restated its financial statements included in this Quarterly Report on Form 10-QSB as follows:

                        EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the Six                      For the six
                                                                                   Months Ended                    Months Ended
                                                                                  June 30, 2005    Adjustments     June 30, 2005
                                                                                  -------------    -----------     -------------
                                                                                  As Previously
                                                                                     Reported                        Restated
Cash flows from operating activities:
  Net loss from continuing operations                                             $     (513,897)                  $     (513,897)
  Net loss from discontinued operations                                                  (88,957)                         (88,957)
Adjustments to reconcile net loss to net cash used in  operating activities:
  Depreciation of property and equipment                                                     818                              818
  Amortization of deferred financing costs                                               125,000                          125,000
  Declaration of dividend payable on spin-off of subsidiary, net                          21,958                           21,958
Changes in assets and liabilities:
  Prepaids                                                                               (25,281)                         (25,281)
  Accounts receivable, trade                                                              (8,001)                          (8,001)
  Accounts receivable, related party                                                        (120)                            (120)
  Accounts payable, trade                                                                 63,992                           63,992
  Payroll tax payable                                                                     10,050                           10,050
  Deferred revenue                                                                             -                                -
  Dividend payable                                                                             -                                -
  Other liabilities and accrued expenses                                               1,031,135    (806,082) (a)         225,053
                                                                                  --------------                   --------------
  Net cash provided by (used in) operating activities                                    616,697    (806,082)            (189,385)
                                                                                  --------------                   --------------
Cash flows from investing activities:
  Purchase of software and verification technology                                    (1,344,911)    806,082  (a)        (538,829)
  Purchase of property and equipment, net                                                (30,048)                         (30,048)
                                                                                  --------------                   --------------
  Net cash used in investing activities                                           $   (1,374,959)    806,082       $     (568,877)
                                                                                  --------------                   --------------
Cash flows from financing activities:
  Proceeds from borrowings                                                        $    1,060,000              (a)  $    1,060,000
                                                                                  --------------                   --------------
  Net cash provided by financing activities                                            1,060,000                        1,060,000
                                                                                  --------------                   --------------
  Net increase in cash and cash equivalents                                              301,738                          301,738
Cash and cash equivalents at beginning of period                                          71,932                           71,932
                                                                                  --------------                   --------------
Cash and cash equivalents at end of period                                        $      373,670                   $      373,670
                                                                                  ==============                   ==============


(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

NOTE 18: SUBSEQUENT EVENTS

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

      On July 3, 2006, the Company issued 12,000 shares of stock to their Board of Directors pursuant to the terms established by the Board, effective January 1, 2006. Under the terms, each Board member is to receive compensation in the amount of $6,000 per quarter. Of the $6,000 quarterly compensation, half is paid in cash and the other half is paid with Company stock using the value of the stock at the close of business on the last day of the calendar quarter. As of June 30, 2006 the stock closed at $1.00 per share resulting in the payment of 3,000 shares for each of the four Directors or 12,000 shares.

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

      The first approach, the operations of which are carried out through our wholly-owned subsidiary, Edentify Inc. (Delaware), is a patented (owned by us) information-based approach that analyzes identity data information for individuals in large databases and by comparison to data provided by a third-party aggregator, is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)) marketed as a component of our products described more fully under the heading "Edentify
(DE) Products" below. The forerunner of this technology was acquired by us from Edentification, Inc. and is currently used in screening identities used for new checking account applications in large banks in the U.S. Edentify will continue market our enhanced version of this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

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

            Upon the reverse split becoming effective, Budget issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock outstanding, although approximately 6,753,000 of these shares have not, as yet, been issued due to ministerial delays.

            Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, as amended, the distribution is required to be completed on or before August 31, 2006. The Company has recorded a distribution payable of approximately $131,000 as of June 30, 2006.

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

RESTATEMENT

(a) On July 19, 2006, after analyzing the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission ("SEC"), it was determined that the treatment regarding the acquisition of software technology was inaccurately reflected within in the statement of cash flows included in the our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, and that, therefore, a restatement of the statement of cash flows for the periods referenced above was required. We incorrectly included the fair market value of its common stock issued as part of the consideration for that acquisition.

The effect of the restatements changed the amounts previously reported under cash provided from operating activities and the cash provided by investing activities by approximately $806,082 for the six months ended June 30, 2005.

As a result of the corrections of the errors described above, we have restated our financial statements included in this Quarterly Report on Form 10-QSB as follows:

                        EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Six                              For the Six
                                                                   Months Ended                             Months Ended
                                                                   June 30, 2005      Adjustments           June 30, 2005
                                                                   -------------      -----------           -------------
                                                                   As Previously
                                                                     Reported                                 Restated
Cash flows from operating activities:
  Net loss from continuing operations                             $     (513,897)                          $     (513,897)
  Net loss income from discontinued operations                           (88,957)                                 (88,957)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation of property and equipment                                     818                                      818
  Amortization of deferred financing costs                               125,000                                  125,000
  Declaration of dividend payable on spin-off of subsidiary, net          21,958                                   21,958
Changes in assets and liabilities:
  Prepaids                                                               (25,281)                                 (25,281)
  Other current assets                                                         -                                        -
  Accounts receivable, trade                                              (8,001)                                  (8,001)
  Accounts receivable, related party                                        (120)                                    (120)
  Accounts payable, trade                                                 63,992                                   63,992
  Payroll tax payable                                                     10,050                                   10,050
  Other liabilities and accrued expenses                               1,031,135         (806,082) (a)            225,053
                                                                  --------------                           --------------
  Net cash provided by (used in) operating activities                    616,697         (806,082)               (189,385)
                                                                  --------------                           --------------
Cash flows from investing activities:
  Purchase of software and verification technology                    (1,344,911)         806,082  (a)           (538,829)
  Purchase of property and equipment, net                                (30,048)                                 (30,048)
                                                                  --------------                           --------------
  Net cash used in investing activities                           $   (1,374,959)         806,082          $     (568,877)
                                                                  --------------                           --------------
Cash flows from financing activities:
  Proceeds from borrowings                                        $    1,060,000                   (a)     $    1,060,000
  Proceeds from exercising of warrants                                         -                                        -
                                                                  --------------                           --------------
  Net cash provided by financing activities                            1,060,000                                1,060,000
                                                                  --------------                           --------------
  Net increase in cash and cash equivalents                              301,738                                  301,738
Cash and cash equivalents at beginning of period                          71,932                                   71,932
                                                                  --------------                           --------------
Cash and cash equivalents at end of period                        $      373,670                           $      373,670
                                                                  ==============                           ==============


(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

                                  RISK FACTORS

The following risk factors identify changes to important factors previously discussed on our annual report on Form 10-KSB occurring during the quarter ended June 30, 2006 that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

      Significant operations have not yet commenced. For the six months ended June 30, 2006, the Company had $25,556 in earned revenue and our deficit accumulated during the development period was approximately $7,385,522. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE MAY REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE

      The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of June 30, 2006, we had approximately $638,838 in cash and cash equivalents. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. There can be no assurances that we will raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products.

OUR CONVERTIBLE DEBENTURES MAY BE CONSTRUED TO BE IN DEFAULT AS A RESULT OF THE DELAY IN THE EFFECTIVENESS OF OUR REGISTRATION STATEMENT.

      All of our convertible preferred debentures issued to date contain, as a condition of default, that our registration statement become effective within 180 days from the closing date on the offering in which they were acquired by investors. In the event of default, as would only be finally determined judicially, we would be required to pay to investors, the "Mandatory Prepayment Amount" which would equal the sum of (i) the greater of: (A) 250% of the principal amount of debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the number of shares issuable upon conversion of the debenture in full on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the Closing Price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of the debentures. We believe that the determination as to whether a default existed or currently exists could be made only judicially and would be influenced by the timing of the issuance of certain series of the debentures in conjunction with the fact of the reorganization whereby we acquired Budgethotels Network, Inc. in a reverse-acquisition. In addition, we believe we would have certain legal defenses available to us in the event that a judicial determination was made that we were in default as a result of our inability to have our registration statement effective pursuant to this provision of the debentures. None of our investors has, to date, provided us with any indication that they would enforce this provision and we have obtained written waivers dated as of August 1, 2006 from all such affected investors in respect of past and present enforcement of this provision and further waiving any and all payments in respect thereof including any liquidated damages, as well as an agreement not to seek any enforcement for 45 days from the date of the waiver. As a result, we believe, and our prior auditors agreed with this conclusion, that no contingent liability is necessary to be recognized on our financials for this possible default.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No.155") - an amendment of FASB Statements No. 133 and 140. SFAS 155 amends FAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"), and SFAS 140 ("SFAS No.140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to permit fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. Additionally, FAS 155 seeks to clarify which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133 and to clarify that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not believe the adoption of this standard will have a material impact on our financial condition or the results of our operations.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2006 versus four months ended June 30, 2005

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

Net Loss

      Our net loss from continuing operations was approximately $1,728,000 for the three months ended June 30, 2006 and $390,000 for the four months ended June 30, 2005. As there was either minimal or no income generated for either of these periods and we are in the development stage of our operations, the increase in loss of $1,392,000 was primarily due to 1) increase in stock compensation expense of approximately $352,000 due to the adoption of FAS 123R, 2) an increase in interest expense and non-cash financing costs of $286,000 related to our convertible debentures, 3) an increase in other general and administrative expenses of $353,000, and 4) an increase in costs of goods sold of $300,000 . Our net loss in discontinued operations was approximately $35,000 for the three months ended June 30, 2006, and $51,000 for the four months ended June 30, 2005, and represented the losses on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.07) for the current period versus $(.02) in the same period 2005 while the net loss per share in discontinued operations was $(.00) for both periods.

Revenue

      Revenues for the three months ended June 30, 2006 were approximately $24,000 while revenues for the four months ended June 30, 2005 were $0.

      In December 2005, we entered into a Scoring Services Agreement ("Agreement") with a financial institution ("Client") whereby Client will provide us with identities from Client's proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide the "Identity Score" using its proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

      For grant of the license, the Client undertook to pay us the sum of $30,000 payable as follows: $20,000 upon execution of the agreement and $10,000 upon the completion of the 60 day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The product has been accepted and these amounts have been paid to us. In addition, the Client will pay a minimum of $2,500 per month (depending on the number of subscribers) for the Scoring service for a term of three years. Upon execution of the agreement, we recorded the entire $20,000 as deferred revenue. The non-refundable portion of the up-front fee or $10,000 will be recognized to income during the service agreement term. The product has been accepted and we are recognizing the remaining $20,000 ratably over the term of the Agreement. As of June 30, 2006, the company had received $20,000 upon execution of the Agreement and had recorded approximately $108,889 as deferred revenue.

      In December 2005, we entered into an agreement with LexisNexis, a leading provider of legal, news, business information and risk management services, to jointly develop and market identity fraud detection solutions. We have been added to the LexisNexis Risk Management Channel Partner Group and have access to their industry-leading partner solutions. Our addition to this group enables us to provide financial service companies, health care organizations and government agencies a more enhanced and streamlined solution capable of assessing, detecting and preventing identity fraud. Under the terms of agreement, we and the risk management unit of LexisNexis will endeavor to jointly develop and market identity fraud detection solutions that integrate our proprietary advanced identity fraud assessment, detection, and prevention technology with LexisNexis content. We will jointly market certain complimentary products and services to our respective customers.

      On April 7, 2006 (the "Effective Date"), we entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation whereby Trilegiant agrees to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date). The term of the agreement is for five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay us a license fee, part of which was paid to us within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay us, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. The Marketing Agreement includes a mutual non-compete and non-solicitation provisions that prevents either us or Trilegiant from selling directly to certain specified customers and competitors of the respective parties. We are required to meet certain service level standards described in more detail in the Marketing Agreement. The Marketing Agreement also contains a provision protecting the confidentiality of proprietary information of the parties. Customer service for Trilegiant members is to be provided through Trilegiant's customer service department. The Marketing Agreement also incorporates customary indemnification provisions and protection of intellectual property rights. Liability for either party under the Marketing Agreement, related to breaches, performance, non-performance, acts or omissions is limited to a monetary cap.

Research and Development Expense

      Research and development expense amounted to $83,334 during the current period versus $24,522 incurred for the four months ended June 30, 2005. These costs are mainly due to the development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

      Selling expenses amounted to approximately $75,000 in the current period as compared to $25,633 for the four months ended June 30, 2005. These costs primarily relate to the hiring of a sales and marketing manager-level staff in the second half of 2005. We will continue to market our technology through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

General and Administrative Expense

      General and administrative expense for the three months ended June 30, 2006 was approximately $925,600 versus $221,000 for the four months ended June 30, 2005. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees Any remaining costs were from general operations.

Depreciation and Amortization

      Depreciation and amortization expense for the three months ended June 30, 2006 was approximately $20,000 versus $600 for the four months ended June 30, 2005. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the second half of 2005 and the amortization of software and verification technology.

Financing Costs

      Non-cash financing costs were approximately $289,000 for the three months ended June 30, 2006 versus $100,000 for the four months ended June 30, 2005. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Amortization of Debt Discount." These discounts are amortized over the life of the debentures. Please see Note 7 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

      Interest expense for the three months ended June 30, 2006 was approximately $60,000 versus $18,000 for the four months ended June 30, 2005. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

      The loss on discontinued operations for the three months ended June 30, 2006 was approximately $35,000 versus $51,000 for the four months ended June 30, 2005. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in prior periods. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before August 31, 2006.

Six months ended June 30, 2006 versus six months ended June 30, 2005

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

Net Loss

      Our net loss in continued operations was approximately $3,424,000 and $514,000 for the six months ended June 30, 2006 and 2005, respectively. As there was either minimal or no income generated for either of these periods and we are in the development stage of our operations, the increase in loss of $2,910,000 was primarily due to 1) increase in stock compensation expense of approximately $639,000 due to the adoption of FAS 123R, 2) an increase in interest expense and amortization of debt discount of $658,000 related to our convertible debentures,
3) an increase in other general and administrative expenses of $789,000, and 4) an increase in costs of goods sold of $600,000 . Our net loss in discontinued operations was approximately $56,000 and $89,000 for the six months ended June 30, 2006 and 2005, and represented the losses on our discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share in continued operations were $(.14) for the current period versus $(.02) in the same period 2005 while the net loss per share in discontinued operations was $(.00) for both periods.

Revenue

      Revenues for the six months ended June 30, 2006 were approximately $26,000 while revenues for the six months ended June 30, 2005 were $0. For more information concerning revenue, see the Revenue section contained in the results of operations for the three months ended June 30, 2006 versus the four months ended June 30, 2005.

Research and Development Expense

      Research and development expense amounted to $167,000 during the current period versus $24,522 incurred for the six months ended June 30, 2005. These costs are mainly due to the development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

      Selling expenses amounted to approximately $133,000 and $25,633 for the six months ended June 30, 2006 and 2005, respectively. These costs primarily relate to the hiring of a sales and marketing manager-level staff in the second half of 2005. We will continue to market our technology through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

General and Administrative Expense

      General and administrative expenses for the six months ended June 30, 2006 and 2005 were approximately $1,744,000 and $316,000, respectively. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees Any remaining costs were from general operations.

Depreciation and Amortization

      Depreciation and amortization expense for the six months ended June 30, 2006 and 2005 was $34,000 and $1,000, respectively. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the second half of 2005 and the amortization of software and verification technology.

Financing Costs

      Amortization of debt discount was approximately $658,000 and $125,000 for the six months ended June 30, 2006 and 2005, respectively. These discounts relating to our convertible debentures are amortized over the life of the debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

      Interest expense for the six months ended June 30, 2006 and 2005 was approximately $118,000 and $21,000, respectively. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

      The loss on discontinued operations for the six months ended June 30, 2006 and 2005 was approximately $56,000 and $89,000, respectively. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in the prior period. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary is required to be completed on or before August 31, 2006.

Liquidity and Capital Resources

      We had approximately $639,000 in cash as of June 30, 2006. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

      Interest has accumulated on the convertible debentures we have issued to date, specifically, in the amount of $35,733 (on the December, 2004 Series), $51,256 (on the April, 2005 Series), $49,250 (on the Sept, 2005 Series), $35,375
(on the Dec. 2005 Series) and $4,000 (on the May 2006 Series). Of the interest accumulated to date, we have agreements with certain of our investors to defer the payment of interest rather than pay when due under the various debentures.

      The Senior Secured Convertible Debentures issued by the Company in its securities offerings in December, 2004, April, 2005, September, 2005,
December, 2005 and May, 2006 contain a provision that mandated the effectiveness of a registration statement registering the common stock issuable to the investors upon conversion of the debentures and in connection with the exercise of the warrants issued in each offering. Our registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has not as yet been declared effective by the U.S. Securities and Exchange Commission ("SEC"), and therefore, this condition of default may have been triggered, although no investor had, to date, sought enforcement of such default and for which we believe we have defenses to this provision's validity. We obtained a written waiver letter from each of the affected debenture holders memorializing their intention not to enforce this condition. We did not incur any liquidated damages as a result of the waiver by investors. The May, 2006 Series condition has not yet come due.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We had approximately $639,000 in cash at June 30, 2006. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

      We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4: CONTROLS AND PROCEDURES

      Our principal executive officer, who is, at present, also acting in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who, at present, is also acting in the capacity of principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarter ended June 30, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the three-month period ended June 30, 2006, we issued 350,000 shares of our common stock to Redwood Consultants, LLC and its nominees, pursuant to that certain consulting agreement entered into with Redwood as of September 19, 2005. This issuance was the second installment due on that contract. We believe these shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. The acquirer, Redwood, is a business entity whose principals are sophisticated in financial matters. These principals were given the opportunity to ask questions of our senior management and access to request any information in connection with the issuance.

      In addition, we issued 12,000 shares of common stock, collectively, to our directors pursuant to the board of directors' compensation plan adopted by the Company in January, 2006. We believe these shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Each of the directors has access to all available information about the Company.

      We did not repurchase any of our securities during the quarter ended June 30, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

The Senior Secured Convertible Debentures issued by the Company in its securities offerings in December, 2004, April, 2005, September, 2005 and December, 2005 contained a provision that mandated the effectiveness of a registration statement registering the common stock issuable to the investors upon conversion of the debentures and in connection with the exercise of the warrants issued in each offering. The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has not as yet been declared effective by the U.S. Securities and Exchange Commission ("SEC"), and therefore, this condition of default may have been triggered, although no investor had, to date, sought enforcement of such default and for which the Company believes it has defenses to this provision's validity. The Company obtained a written waiver letter from each of the affected debenture holders memorializing their intention not to enforce this condition. The Company did not incur any liquidated damages as a result of the waiver by investors. Our Senior Secured Convertible Debentures issued in May, 2006 contain a similar provision, however, such provision will not be triggered until November, 2006.

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

                                                  Edentify, Inc.

Date: August 17, 2006                             /s/ Terrence DeFranco
                                                  ------------------------------
                                                  Terrence DeFranco
                                                  Chief Executive Officer and
                                                  principal financial officer

                                                  /s/ Thomas Harkins
                                                  ------------------------------
                                                  Thomas Harkins
                                                  Chief Operating Officer