Form 10QSB
period 2006-09-30
EDENTIFY, INC.
filed 2006-11-14
CIK 1091938

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

                  For the Three Months Ended September 30, 2006

                        Commission File Number: 000-26909

                                 EDENTIFY, INC.
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               91-0179031
 (State or other jurisdiction                                   (IRS Employer
incorporation or organization)                               Identification No.)

                          74 WEST BROAD ST., SUITE 350
                         BETHLEHEM, PENNSYLVANIA, 18018
                    (Address of principal executive offices)

                                 (610) 814-6830
                           (Issuer's telephone number)

________________________________________________________________________________
          (Former name or former address, if changed since last report)

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

There were 25,613,071 shares of common stock, $0.001 par value, outstanding as of November 10, 2006. (Note that, included in this total are approximately 7,122,990 of our shares that are subscribed to but have not been issued due to ministerial delays.)

Transitional Small Business Disclosure Format                     Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                  (Un-audited)

                                                                    September 30,
                                                                         2006
                                                                    -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                         $   573,194
   Prepaid expenses                                                      247,984
   Data implementation, current                                          111,111
   Other current assets                                                  134,984
                                                                     -----------
      Total current assets                                             1,067,273
                                                                     -----------
Property and equipment, net                                            1,300,360
                                                                     -----------
Other assets:
   Intangibles                                                         2,545,806
                                                                     -----------
Total assets                                                         $ 4,913,439
                                                                     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    67,507
   Line of credit                                                        127,160
   Notes payable                                                         260,000
   Payroll taxes payable                                                      52
   Deferred revenue                                                       75,458
   Net liabilities of discontinued operations                            151,354
   Accrued interest                                                      247,196
   Accrued expenses and other current liabilities                        833,635
   Current portion of long-term debt, net of discount of $670,833      1,229,168
                                                                     -----------
      Total current liabilities                                        2,991,530
                                                                     -----------
Long-term liabilities:
   Deferred revenue - long term                                           13,056
   Long-term debt, net of discount of $1,969,443                         380,556
                                                                     -----------
Total long-term liabilities                                              393,612
                                                                     -----------
Total Liabilities                                                      3,385,142
                                                                     -----------
Stockholders' equity:
   Common stock, $0.001 par value; 50,000,000 shares authorized;
      18,472,433 shares issued and outstanding                            18,472
   Common stock subscribed; 7,122,990 shares                               7,123
   Additional paid-in capital                                         11,417,956
   Deficit accumulated during the development stage                   (9,915,254)
                                                                     -----------
      Total stockholders' equity                                       1,528,297
                                                                     -----------
Total liabilities and stockholders' equity                           $ 4,913,439
                                                                     ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Un-audited)

                                                                                      Cumulative Period
                                                                                       August 27, 2004
                                              For the three        For the three         (inception)
                                              months ended         months ended            through
                                           September 30, 2005   September 30, 2006   September 30, 2006
                                           ------------------   ------------------   ------------------
Revenues:
   Sales, net                                 $        --           $    39,125         $    65,237
                                              -----------           -----------         -----------
Cost of sales                                          --              1,59,080             994,671
                                              -----------           -----------         -----------
Gross profit (loss)                                    --              (119,955)           (929,434)
                                              -----------           -----------         -----------
Operating expenses:
   Research and development                        25,567               262,635             497,327
   Selling expenses                                55,386               289,227             626,740
   General and administrative expenses            255,185               818,818           3,540,098
   Depreciation & amortization                      1,275                 2,378              10,190
   Impairment of long-lived asset                      --               555,556             555,556
                                              -----------           -----------         -----------
Total operating expenses                          337,413             1,928,614           5,229,911
                                              -----------           -----------         -----------
Loss from operations                             (337,413)           (2,048,569)         (6,159,345)
                                              -----------           -----------         -----------
Other income / (expense):
   Other income / (expense)                            --                  (608)               (770)
   Amortization of debt discount                 (154,167)             (391,667)         (1,609,723)
   Interest income                                     --                 1,095               5,870
   Interest expense                               (33,995)              (69,819)           (292,243)
                                              -----------           -----------         -----------
Total other income / (expense)                   (188,162)             (460,999)         (1,896,866)
                                              -----------           -----------         -----------
Net loss from continuing operations              (525,575)           (2,509,568)         (8,056,211)
Discontinued operations:
   Income (loss) on discontinued
      operations of subsidiary                    128,658               (20,164)            (82,767)
                                              -----------           -----------         -----------
Net loss                                      $  (396,917)          $(2,529,732)        $(8,138,978)
                                              ===========           ===========         ===========
Basic and diluted loss per common share:
   Continued operations                       $     (0.02)          $     (0.10)        $     (0.32)
   Discontinued operations                    $      0.01           $        --         $        --
                                              -----------           -----------         -----------
Net loss per common share                     $     (0.01)          $     (0.10)        $     (0.32)
                                              ===========           ===========         ===========
Weighted average shares of common stock
   outstanding                                 24,530,592            25,584,733          25,067,331
                                              ===========           ===========         ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Un-audited)

                                                                                                       Cumulative Period
                                                                                                        August 27, 2004
                                                               For the nine         For the nine          (inception)
                                                               months ended         months ended            through
                                                            September 30, 2005   September 30, 2006   September 30, 2006
                                                            ------------------   ------------------   ------------------
Revenues:
   Sales, net                                                  $        --          $     64,681         $     65,237
                                                               -----------          ------------         ------------
Cost of sales                                                           --               986,188              994,671
                                                               -----------          ------------         ------------
Gross profit (loss)                                                     --              (921,507)            (929,434)
                                                               -----------          ------------         ------------
Operating expenses:
   Research and development                                         50,089               410,532              497,327
   Selling expenses                                                 81,019               474,342              626,740
   General and administrative expenses                             571,658             2,331,453            3,540,098
   Depreciation & amortization                                       2,093                 6,636               10,190
   Impairment of long-lived asset                                       --               555,556              555,556
                                                               -----------          ------------         ------------
Total operating expenses                                           704,859             3,778,519            5,229,911
                                                               -----------          ------------         ------------
Loss from operations                                              (704,859)           (4,700,026)          (6,159,345)
                                                               -----------          ------------         ------------
Other income / (expense):
   Other income / (expense)                                           (142)                 (608)                (770)
   Amortization of debt discount                                  (279,167)           (1,049,306)          (1,609,723)
   Interest income                                                      --                 4,128                5,870
   Interest expense                                                (55,304)             (187,514)            (292,243)
                                                               -----------          ------------         ------------
Total other income / (expense)                                    (334,613)           (1,233,300)          (1,896,866)
                                                               -----------          ------------         ------------
Net loss from continuing operations                             (1,039,472)           (5,933,326)          (8,056,211)
Discontinued operations:
   Income (loss) on discontinued operations of subsidiary           39,701               (76,062)             (82,767)
                                                               -----------          ------------         ------------
Net loss                                                       $  (999,771)         $ (6,009,388)        $ (8,138,978)
                                                               ===========          ============         ============
Basic and diluted loss per common share:
   Continued operations                                        $     (0.04)         $      (0.24)        $      (0.32)
   Discontinued operations                                     $        --          $         --         $         --
                                                               -----------          ------------         ------------
Net loss per common share                                      $     (0.04)         $      (0.24)        $      (0.32)
                                                               ===========          ============         ============
Weighted average shares of common stock outstanding             24,511,147            25,161,865           25,067,331
                                                               ===========          ============         ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Un-audited)

                                                                                                Cumulative Period
                                                                                                 August 27, 2004
                                                                 For the nine    For the nine      (inception)
                                                                 months ended    months ended        through
                                                                September 30,   September 30,     September 30,
                                                                     2005            2006              2006
                                                                -------------   -------------   -----------------
Cash flows from operating activities:
   Net loss from continuing operations                            (1,039,472)     (5,933,326)       (8,056,211)
   Net loss from discontinued operations                              39,701         (76,062)          (82,767)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization of property and equipment             2,093          53,656            57,211
   Amortization of debt discount                                     279,167       1,049,306         1,609,723
   Stock options issued as employee compensation                          --         983,712         1,069,880
   Common stock issued for prepaid investor relations fees           255,150         413,000           668,150
   Common stock issued for services                                       --         176,698           176,698
   Common stock issued to advisory board                                  --          65,000            65,000
   Common stock issued for directors' fees                                --          21,000            21,000
   Declaration of dividend payable on spin-off of
      subsidiary, net                                               (285,072)             --                --
Changes in assets and liabilities:                                                                          --
   Prepaid expenses                                                 (223,128)        783,935          (997,885)
   Accounts receivable                                                (8,698)             --                --
   Data implementation                                                    --        (111,111)          222,222
   Other current assets                                             (127,703)         (4,023)         (134,984)
   Accounts payable                                                   11,197          48,999            67,502
   Payroll taxes payable                                              17,485         (19,608)               52
   Deferred revenue                                                                   69,070            88,514
   Distribution payable                                               82,100          76,062           (83,984)
   Accrued expenses and other current liabilities                     45,610         457,361         1,297,400
                                                                 -----------     -----------       -----------
Net cash used in operating activities                               (951,570)     (1,946,331)       (4,012,479)
                                                                 -----------     -----------       -----------
Cash flows from investing activities:
   Purchase of software and verification technology                 (487,000)         (1,790)         (488,790)
   Purchase of property and equipment                                (33,913)        (20,910)          (62,697)
                                                                 -----------     -----------       -----------
Net cash used in investing activities                               (520,913)        (22,700)         (551,487)
                                                                 -----------     -----------       -----------
Cash flows from financing activities:
   Proceeds from borrowings                                        2,187,000       1,300,000         4,837,160
   Proceeds from exercising of warrants                                   --              --           300,000
                                                                 -----------     -----------       -----------
Net cash provided by financing activities                          2,187,000       1,300,000         5,137,160
                                                                 -----------     -----------       -----------
Net increase (decrease) in cash and cash equivalents                 714,517        (669,031)          573,194
Cash and cash equivalents at beginning of period                      71,932       1,242,225                --
                                                                 -----------     -----------       -----------
Net cash and cash equivalents at end of period                   $   786,449     $   573,194       $   573,194
                                                                 ===========     ===========       ===========
Supplemental disclosures of non-cash investing and
   financing activities:
   Acquisition of intangible                                     $ 2,545,806     $        --       $ 2,545,806
                                                                 ===========     ===========       ===========
   Common stock issued for acquisition of software technology    $   806,082     $        --       $   806,082
                                                                 ===========     ===========       ===========
   Common stock issued in disposition of debt                    $        --     $        --       $    10,000
                                                                 ===========     ===========       ===========
   Common stock issued for prepaid investor relations fees       $   255,150     $   413,000       $   668,150
                                                                 ===========     ===========       ===========
   Common stock issued for directors' fees                       $        --     $    21,000       $    21,000
                                                                 ===========     ===========       ===========
   Stock options issued as employee compensation                 $   375,884     $   983,712       $ 1,484,891
                                                                 ===========     ===========       ===========
   Common stock issued to advisory board                         $        --     $    65,000       $    65,000
                                                                 ===========     ===========       ===========
   Common stock issued for services                              $        --     $   176,698       $   176,698
                                                                 ===========     ===========       ===========
   Common stock warrants issued as a debt discount               $ 1,900,000     $ 1,300,000       $ 4,250,000
                                                                 ===========     ===========       ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   Notes to Consolidated Financial Statements

NOTE 1: COMPANY DESCRIPTION

          Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a later development stage company. Edentify seeks to accomplish its goals by analyzing the means through which these crimes are perpetrated and through the development of new technologies and procedures to assist corporations, government agencies and consumers in the fight against identity fraud and related crime.

          Currently, Edentify owns the intellectual property rights to two strategic approaches for the detection and prevention of identity fraud, one an approach utilizing data analysis and monitoring, and the other approach utilizing biometric technology. The first of these, carried on through our wholly-owned subsidiary, Edentify Inc. (Delaware), is a patented information-based solution that analyzes identity information of individuals in large corporate databases and is capable of detecting and scoring incidents of identity manipulation and potential fraud (Identity Quotient Index(TM)). The second approach uses biometrics, and is marketed through and named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"), combining face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000.

          Edentify markets each technology both directly and through channel partners. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a foolproof enrollment and subsequent identity protection system.

NOTE 2: REORGANIZATION

          On February 29, 2005, BudgetHotels Networks, Inc., a Nevada corporation ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for the issuance of 21,000,000 shares of our common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees will own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Exchange"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent (which amount was subsequently released to Budget), and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on or before July 31, 2005. This amount was paid to Budget in July 2005.

          Upon the reverse split becoming effective, Budget was required to issue a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock subscribed, although approximately 7,122,990 of these shares have not, as yet, been issued due to ministerial delays. The Exchange resulted in the owners and management of Edentify having effective operating control of the combined entity after the Acquisition, with the existing Budget investors continuing as only minority investors.

          Under accounting principles generally accepted in the United States of America(US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Edentify for the net monetary assets of Budget, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Budget), are those of the "legal acquiree" (Edentify) (i.e. the accounting acquirer).

NOTE 3: BASIS OF PRESENTATION

          The accompanying consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and for the cumulative period August 27, 2004 (inception) through September 30, 2006 are unaudited. The above mentioned financial statements include the accounts of Edentify, Inc., (the "Company") a Nevada corporation, and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

          In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The interim consolidated financial statements and notes thereto are presented as permitted by the Securities and Exchange Commission (SEC) and do not contain certain information which will be included in our annual consolidated financial statements and notes thereto.

          These consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC on March 30, 2006 and as amended and filed on August 4, 2006.

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

CASH & CASH EQUIVALENTS

          For purposes of cash flow, cash consists of unrestricted cash balances held in banks.

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

IMPAIRMENT OF LONG-LIVED ASSET

     Pursuant to an amendment of our Master Service Agreement and SOW with Seisint, dated November 2, 2006 and discussed below, a long-lived asset, Data Implementation, was reduced by approximately $555,555. This asset was originally reported having an estimated useful life of 36 months, the original term of the agreement. The amendment reduced the useful life to 13 months. This adjustment is required under FAS 144 - Accounting for the Impairment or Disposal of Long-Lived Assets. Though the amendment was signed after the balance sheet date of this report, it was included in the result of operations of this period since management has determined that the asset was impaired as of September 30, 2006 due to previous discussions with Seisint.

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

          Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainity of the Company's ability to recognize the benefit of this tax deferred asset, the deferred tax asset is fully offset by a valuation allowance at September 30, 2006.

COMMON STOCK SUBSCRIBED

          Included in our total stock outstanding is 7,122,990 shares that have been subscribed for but which have not been issued due to ministerial delays.

STOCK BASED COMPENSATION

          In connection with offers of employment to our executives as well as in consideration for agreements with certain consultants, the Company has issued stock and warrants to acquire its common stock. Non-employee awards are made in the discretion of the Board of Directors.

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

          The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The estimated per share weighted average grant-date fair values of stock options granted during the three and nine months ended September 30, 2005 and 2006, were $0.29 and $0.41, respectively. The fair values of the options granted were estimated based on the following weighted average assumptions:

                               Nine months
                           ended September 30,
                          --------------------
                            2005       2006
                          -------   ----------
Expected volatility           196%  177% - 195%
Risk-free interest rate      4.37%  4.3% - 4.6%
Expected dividend yield        --           --
Expected life             3 years      3 years

Employee stock option activity during the three months and nine months ended September 30, 2006 is as follows:

                                                                         Weighted
                                                            Weighted      average
                                                             Average     remaining     Aggregate
                                              Number of     Exercise    contracted     intrinsic
                                            Options (000)     price    term (years)   value (000)
                                            -------------   --------   ------------   -----------
Outstanding at January 1, 2006                  1,303         $2.78
Options granted                                   604          2.78
Options exercised                                  --            --
Options forfeited                                  --            --
                                                -----         -----
Outstanding at March 31, 2006                   1,907         $2.78          --            725
                                                =====         =====        ====          =====
Options granted                                   711          2.78
Options exercised                                  --            --
Options forfeited                                  --            --
                                                -----         -----
Outstanding at June 30, 2006                    2,618         $2.78          --          1,034
                                                =====         =====        ====          =====
Options granted                                   700          2.78
Options exercised                                  --            --
Options forfeited                                  --            --
                                                -----         -----
Outstanding at September 30, 2006               3,318         $2.78          --          1,323
                                                =====         =====        ====          =====
Options exercisable at September 30, 2006       3,318         $2.63        3.29          1,323
                                                =====         =====        ====          =====

          Non-Employee stock option activity during the three months and nine months ended September 30, 2006 is as follows:

                                                                         Weighted
                                                            Weighted      average
                                                             Average     remaining     Aggregate
                                              Number of     Exercise    contracted     intrinsic
                                            Options (000)     price    term (years)   value (000)
                                            -------------   --------   ------------   -----------
Outstanding at January 1, 2006                  417           $2.78
Options granted                                 125            2.78
Options exercised                                --              --
Options forfeited                                --              --
                                                ---           -----
Outstanding at March 31, 2006                   542           $2.78         3.6           $112
                                                ===           =====         ===           ====
Options granted                                 125            2.78
Options exercised                                --              --
Options forfeited                                --              --
                                                ---           -----

Outstanding at June 30, 2006                    667           $2.78         3.6           $138
                                                ===           =====         ===           ====
Options granted                                 125            2.78
Options exercised                                --              --
Options forfeited                                --              --
                                                ---           -----
Outstanding at September 30, 2006               792           $2.78         3.6           $164
                                                ===           =====         ===           ====
Options exercisable at September 30, 2006       792           $2.66         3.6           $164
                                                ===           =====         ===           ====

          Total stock based compensation is allocated as follows:

                           Three months ended    Nine months ended
                           September 30, 2006   September 30, 2006
                           ------------------   -------------------
General & administrative        $212,226              $629.612
Research & development            61,935               175,178
Marketing                         70,508               178,923
                                ========              ========
Total stock based
   compensation expense         $344,669              $983,713
                                ========              ========

          As of September 30, 2006 there was $3,571,806 unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over the remaining weighted average vesting period of the options, which is 4.1 years.

          The impact on the Company's results of operations of recording share-based compensation for the nine months ended September 30, 2006 was to increase expenses by approximately $983,713 and reduce earnings per share by $0.01 per basic and diluted share.

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

          The following table illustrates the effect on the net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation prior to January 1, 2006:

                                                                        Nine Months          Three Months
                                                                    Ended September 30,   Ended September 30
                                                                            2005                 2005
                                                                    -------------------   ------------------
                                                                       (in thousands)       (in thousands)
Net loss                                                                  $(1,000)             $  (397)
Add stock-based employee compensation expense (recovery) included
   in reported net income (loss)                                               --                   --
Deduct total stock-based employee compensation expense determined
   under fair value based method for all awards, net of tax                  (377)                (167)
                                                                          -------              -------
Pro forma net loss                                                         (1,377)                (564)
                                                                          =======              =======
Pro forma net loss per common share (Basic and diluted)                      (.06)                (.02)
Weighted average common shares outstanding: Basic and diluted              24,511               24,531
                                                                          =======              =======
Net loss per common share basic and diluted                               $  (.04)             $  (.02)
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

COMPREHENSIVE INCOME (LOSS)

          SFAS No. 130 "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2006, the company has no items that represent a Comprehensive loss in the financial statements.

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

RECLASSIFICATIONS

          Certain items in the September 2005 Consolidated Financial Statements have been reclassified in order to conform to the 2006 presentation. In addition, amounts originally reported for the prior period, June 30, 2006, have been reclassified to conform to the September 30, 2006 presentation. None of the reclassifications affect results of operations or earning per share of prior periods.

RECENT ACCOUNTING PRONOUNCEMENTS

               In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN NO. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements.

               In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair market value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS NO. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

               In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employee to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligation that determine its funded status as of the end of the employer's fiscal year, and recognize a plan's assets and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders' equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for fiscal years ending after December 15, 2006. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 158 will have on its financial statements.

NOTE 5: DISCONTINUED OPERATIONS

          In connection with the acquisition transaction with BudgetHotels Network ("Budget"), Budget executed a Distribution Agreement with its subsidiary, InfoCenter, Inc. ("InfoCenter") through which Budget carried on its then-current operating business activities, pursuant to which, Budget agreed to distribute the shares of InfoCenter to the stockholders of record of Budget as of March 29, 2006. The distribution is intended, but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by the directors of InfoCenter. Under the terms of the Distribution Agreement, as amended, the distribution was required to be completed by August 31, 2006.

          Total income (loss) related to the discontinued operations of InfoCenter was ($20,164) and $128,658 for the three months ended September 30, 2006 and 2005, respectively and ($76,062) and $39,701 for the nine months ended September 30, 2006 and 2005, respectively.

          The operations of our subsidiary, InfoCenter, Inc., have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America ("US GAAP").

NOTE 6: PROPERTY AND EQUIPMENT

          Property and equipment at cost, consisted of the following at September 30, 2006:

                                        September 30,
                                             2006
                                        -------------
Computer equipment and software          $   37,747
Furniture and fixtures                       18,410
Office equipment and telephone system         8,333
Verification technology                   1,293,082
                                         ----------
   Total                                 $1,357,572
Less: accumulated depreciation              (57,212)
                                         ----------
   Total net assets                      $1,300,360
                                         ==========

          Depreciation expense was $20,049 and $1,275 for the three months ended September 30, 2006 and 2005, respectively and $53,656 and $2,093 for the nine months ended September 30, 2006 and 2005, respectively.

          On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration paid for the technology was $100,000 cash plus approximately 1,522,000 shares of our common stock, an assumption of debt totaling $127,000 (See Note 9), and a convertible note agreement for $260,000 as more fully described in Note 8. At December 31, 2005, all amounts due in respect hereof were paid in full. The Company valued total consideration for the software as follows:

Cash                  $  100,000
Stock valuation          805,522
Debt assumption          127,000
Convertible note         260,000
Warrants                     560
                      ----------
Total consideration   $1,293,082
                      ==========

NOTE 7: OTHER INTANGIBLE ASSETS

          On August 29, 2005, the Company's wholly-owned subsidiary, InMotion Biometrics, Inc. ("InMotion") entered into a license, development and share and warrant issuance agreement with face2face animation, inc. ("face2face"). The Company was granted an exclusive worldwide license ("License Agreement") to make, use, import and sell certain patents, hardware, software and other technology related to the identification of persons and facial recognition. InMotion also has limited right to sub-license the technology and requires InMotion to pay face2face any royalties or fees that may be due to third parties in relation to the use of the technology..

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

          Under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31, 2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of s sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of September 30, 2006.

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

NOTE 8: LONG TERM DEBT

Long-term notes payable at September 30, 2006 consisted of the following:

Convertible Debentures                        $ 4,250,000
Less Unamortized discounts                     (2,640,276)
                                              -----------
Total debt, net                                 1,609,724
Less Current portion of long-term debt, net    (1,229,168)
                                              -----------
Total long-term debt, net                     $   380,556
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

          On September 29, 2006, we issued an aggregate of $500,000 in principal amount of 6% senior convertible debentures due on September 29, 2009, and warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $500,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share at any time commencing on October 29, 2006 through October 29, 2011. The convertible debenture was issued with a $500,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

          As of September 30, 2006, the debenture holders and lenders had not converted any portion of their notes or debentures.

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

NOTE 9: NOTES PAYABLE

          On April 28, 2005 we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company prepaid interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due. The Company has attempted to contact the lender regarding conversion or payment.

NOTE 10: LINE OF CREDIT

          In connection with the Company's purchase of software and verification technology (See Note 6 above), the Company, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on December 15, 2006, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.0% as of September 30, 2006). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement. The Company has accounted for this amount as an "other current asset" as of September 30, 2006.

NOTE 11: CONSULTING AGREEMENT

          On September 19, 2005, the Company entered into a one year consulting agreement with Redwood Consultants, LLC to assist the Company with its investor relations activities. Redwood Consultants is a full-service investor relations firm headquartered in Novato, Calif., Redwood Consultants specializes in creating credible awareness of its clients' corporate potential to the financial community through communications with analysts, market makers, institutions, retail stockbrokers, and individual investors nationwide. In consideration for entering into this agreement, the Company agreed to issue 700,000 shares of its common stock with the initial 350,000 shares being issued within ten (10) business days of the date of the executed agreement and the remaining 350,000 issued not later than six (6) months from the date of the executed agreement. In 2005, the Company recorded the initial issuance of 350,000 shares as prepaid investor relations of $255,150 based upon the fair value of the Company's common stock upon the date of the agreement and will incur expense ratably over the term of the agreement. During the second quarter 2006, the Company recorded the remaining issuance of 350,000 shares also as prepaid investor relations of $413,000 based upon the fair value of the Company's common stock and will incur expense ratably over the term of the agreement. We extended this agreement to January, 2007 with no additional cash or stock consideration to Redwood.

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

NOTE 13: EQUITY TRANSACTIONS

          The Company recognized expense for the nine months ended September 30, 2006 for the issuance of common stock options with a market value of $983,713 as of the date of issuance to Terrence DeFranco, Thomas Harkins and Kenneth Vennera and other employees pursuant to their employment agreements. Also, the Company issued common stock for the nine months ended September 30, 2006 with a market value of $21,000 as of the date of issuance to its directors in payment of their fees pursuant to the Director Compensation plan adopted by the Company. Other issuance of stock for the nine months ended September 30, 2006 include 700,000 shares issued to Redwood Consultants, LLC and 260,000 shares issued for employee compensation, 100,000 shares issued to the Company's advisory board, and 800,000 warrants issued in conjunction with the Company's May, 2006 offering of convertible debentures and representing a discount to same.

NOTE 14: DEVELOPMENT (DATA IMPLEMENTATION) AND SERVICE AGREEMENTS

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

          In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within Seisint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to Seisint a fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment delivered on or before 30 days from the date of the December 31, 2005 invoice from Seisint. Pursuant to the agreement, the Company paid the first payment due upon execution of the agreement and has also paid the second payment that was due December 31, 2005. The Company recorded the entire fee as a prepaid expense as of December 31, 2005 and will amortize these costs over the three year contract term as cost of sales. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to Seisint fees for 2006, 2007 and 2008, respectively.

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

          Pursuant to the second SOW ("SOW 2"), also executed simultaneously with the Master Services Agreement, Edentify is to be compensated a percentage of receipts from sales of Seisint services for which Edentify originated the customer lead and was a procuring cause. The term of SOW 2 begins as of the Effective Date and continues until December 31, 2008, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term.

NOTE 15: LICENSE AGREEMENTS

          On December 9, 2005, the Company entered into a Scoring Services Agreement ("SS Agreement") with a consumer and credit products company ("Client") whereby the Company's client will provide the Company with identities from Client's proprietary subscriber database for the purpose of having the Company utilize proprietary databases, processes and information developed by the Company and/or obtained from third parties to produce an "Identity Score". The Company will provide the "Identity Score" using its proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

          For grant of the license, the Client paid the Company the sum of $30,000 payable as follows: $20,000 upon execution of the SS Agreement and $10,000 upon the completion of the 60 day acceptance period which represents the time period allotted to provide a secure interface between the two parties. In addition, the Client will pay a minimum of $2,500 per month for the Scoring service for a term of three years. Upon execution of the SS Agreement, the Company recorded the entire $30,000 as deferred revenue. The up-front fee of $30,000 ($20,000 of which was non-refundable upon payment and $10,000 that became non-refundable upon acceptance) is being recognized into income ratably over the term of the SS Agreement.

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

          As a result of the corrections of the errors described above, the Company has restated its financial statements included in this Quarterly Report on Form 10-QSB as follows:

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the nine                        For the nine
                                                                months ended                        months ended
                                                             September 30, 2005                  September 30, 2005
                                                             ------------------                  ------------------
                                                                as previously
                                                                  reported        Adjustments
Cash flows from operating activities:
   Net (loss) from continuing operations                      (1,039,472)                            (1,039,472)
   Net (loss) from discontinued operations                        39,701                                 39,701
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization of property and equipment         2,093                                  2,093
   Amortization of debt discount                                 279,167                                279,167
   Common stock issued for prepaid investor relations fees       255,150                                255,150
   Common stock issued for software technology                   806,082           (806,082)(a)              --
   Declaration of dividend payable on spin-off of
      subsidiary, net                                           (285,072)                              (285,072)
   Prepaid expenses                                             (223,128)                              (223,128)
   Accounts receivable                                            (8,698)                                (8,698)
   Other current assets                                         (127,703)                              (127,703)
   Accounts payable                                               11,197                                 11,197
   Payroll taxes payable                                          17,485                                 17,485
   Distribution payable                                           82,100                                 82,100
   Accrued expenses and other current liabilities                 45,610                                 45,610
                                                             -----------          ---------         -----------
Net cash used in operating activities                           (145,488)          (806,082)           (951,570)
                                                             -----------          ---------         -----------
Cash flows from investing activities:
   Purchase of software and verification technology           (1,293,082)           806,082(a)         (487,000)
   Purchase of property and equipment                            (33,913)                               (33,913)
                                                             -----------          ---------         -----------
Net cash used in investing activities                         (1,326,995)           806,082            (520,913)
                                                             -----------          ---------         -----------
Cash flows from financing activities:
   Proceeds from exercising of warrants                        2,187,000                              2,187,000
                                                             -----------          ---------         -----------
Net cash provided by financing activities                      2,187,000                 --           2,187,000
                                                             -----------          ---------         -----------
Net increase (decrease) in cash and cash equivalents             714,517                                714,517
Cash and cash equivalents at beginning of period                  71,932                                 71,932
                                                             -----------          ---------         -----------
Net cash and cash equivalents at end of period               $   786,449          $      --         $   786,449
                                                             ===========          =========         ===========

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

NOTE 18: SUBSEQUENT EVENTS

          The Senior Secured Convertible Debentures issued by the Company in its securities offerings in December, 2004, April, 2005, September, 2005 and December, 2005 contained a provision that mandated the effectiveness of a registration statement registering the common stock issuable to the investors upon conversion of the debentures and in connection with the exercise of the warrants issued in each offering. The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has been declared effective by the U.S. Securities and Exchange Commission ("SEC"), effective October 6, 2006.

          On October 3, 2006, the Company issued 17,648 shares of stock to their Board of Directors for the three months ended September 30, 2006 pursuant to the terms established by the Board, effective January 1, 2006. Under the terms, each Board member is to receive compensation in the amount of $6,000 per quarter. Of the $6,000 quarterly compensation, half is paid in cash and the other half is paid with Company stock using the value of the stock at the close of business on the last day of the calendar quarter. As of September 30, 2006 the stock closed at $0.68 per share resulting in the payment of 4,412 shares for each of the four Directors or 17,648 shares.

          On November 2, 2006, we received a loan in the amount of $400,000 from our lead investor. This loan has interest payable quarterly in arrears at an annual rate of 6% with the principal due 18 months from the date of the loan.

Seisint Amendment

               As a result of mutual disagreements between the parties, on November 1, 2006, we amended our Master Services Agreement with Seisint, Inc. (the "Master Services Amendment"). The Master Services Amendment required us to pay Seisint $300,000 on or before November 2, 2006 with an additional payment of $400,000 on or before November 30, 2006. These amounts are in lieu of the payments previously required under the Master Services Agreement, representing a reduction in potential obligations to Seisint (as reflected in a reduction of our cost of sales) in the amount of approximately $225,000. In addition, we are required to pay Seisint $25,000 per month for each of November, December and January for continued services during each of those months. The Amendment supercedes and replaces the payment obligations previously agreed to by the parties in the original Master Services Agreement. After January 31, 2007, upon meeting all of our obligations under the Amendment, the Master Services Agreement and SOW with Seisint will terminate, unless the parties are able to negotiate a new agreement. As a result of this Amendment, the Company recognized an impairment loss, as of September 30, 2006, of $555,555 on the carrying value of the data implementation asset.

ChoicePoint

          The Company entered into a Services Agreement ("Services Agreement") and Scope of Work ("SOW 1") with ChoicePoint Public Records, Inc. as of October 24, 2006. This Services Agreement provides for ChoicePoint to provide certain services and for Edentify to perform certain duties as outlined in SOW 1 all in connection with supporting our ongoing efforts to assist our customers in the areas of detection and prevention of identification fraud. The Services Agreement also provides that a fee will be paid to ChoicePoint as specified in a separate SOW. The term of the Services Agreement begins as October 24, 2006 and continues for a term of three years, renewable for successive one-year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Upon expiration of the term, all licenses granted pursuant to the Agreement or any SOW will terminate. The Services Agreement also provides for an indemnification by each of the parties of the other party under conditions set forth in detail in the Services Agreement. Except with respect to the indemnification obligations of the parties, liability under the Services Agreement is limited to the amount payable under the Services Agreement. This agreement also provides for confidentiality with respect to the information and technology being exchanged and developed. The Services Agreement further requires us to maintain general liability insurance with coverage of no less than $1,000,000 per claim and $2,000,000 aggregate.

               Pursuant to the first SOW ("SOW 1"), executed simultaneously with the Services Agreement, ChoicePoint is to provide all hardware, operating software (excluding certain assessment modules provided by Edentify) and data center needs necessary for the development, implementation and maintenance of servers that shall perform identification fraud detection services to our customers. Edentify is to provide the assessment modules for processing to develop a key that will allow for the detection of identification fraud. The term of SOW 1 begins as of October 24, 2006 and continues for three (3) years, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Edentify also grants to ChoicePoint a revocable (to the extent that SOW 1 is terminable), world-wide, non-transferable, royalty-free restricted license without the right to sublicense to use the assessment modules and key generation modules solely for the purpose of performing the services contemplated by SOW 1.

               In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within ChoicePoint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to ChoicePoint a $300,000 fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment due upon the acceptance or production use of the system by Edentify. The Company paid the first payment due upon execution of the agreement. SOW 1 also requires us to pay ChoicePoint a monthly service fee in the amount of $83,000 billed monthly in advance and payable within 35 days of the invoice. There is also a termination fee payable to ChoicePoint in the event that the Company terminates the SOW 1 or Services Agreement at any time prior to 14 months when service fees are payable, unless such termination is as a result of a change in ChoicePoint policy or an uncured breach by ChoicePoint.

               The Company recorded $150,000 as a prepaid expense as of October 24, 2006. The additional payment of $150,000 will also be recorded as a prepaid expense when paid. We will amortize these costs over the three year contract term as cost of sales. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to ChoicePoint fees for 2007, 2008 and 2009, respectively.

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

          Such forward-looking statements involve a number of risks and uncertainties, which are more fully described in our periodic reports, including, but not limited to the potential need to acquire additional financing, our dependence upon key vendors, restrictions in alliance agreements that may deter acquisitions by competitors of our marketing partners, and high volatility in our common stock price, known and unknown risks, uncertainties and other factors, including but not limited to, the risk factors discussed below, which may cause the actual results, performance or achievements of Edentify to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and other factors referenced in this report. We do not undertake and specifically decline any obligation to publicly release the results of any revisions that may be made to any forward-looking statement to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

          The first approach, the operations of which are carried out through our wholly-owned subsidiary, Edentify Inc. (Delaware), is a patented (owned by us) information-based approach that analyzes identity data information for individuals in large databases and by comparison to data provided by a third-party aggregator, is capable of detecting and scoring incidents of identity manipulation and potential theft (Identity Quotient Index(TM)) marketed as a component of our products described more fully under the heading "Edentify
(DE) Products" below. The forerunner of this technology was acquired by us from Edentification, Inc. and is currently used in screening identities used for new checking account applications in large banks in the U.S. Edentify will continue to market our enhanced version of this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

          The second approach is a biometric technology that will be marketed through and is named after our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). This novel set of algorithms combines face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Additionally, the system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously.

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

               Upon the reverse split becoming effective, Budget issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock outstanding, although approximately 7,123,000 of these shares have not, as yet, been issued due to ministerial delays.

               Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, as amended, the distribution was required to be completed on or before August 31, 2006. The Company has recorded a distribution payable of approximately $151,000 as of September 30, 2006. Inasmuch as the Board of Directors of Infocenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

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

               Under accounting principles generally accepted in the United States of America (US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Edentify for the net monetary assets of Budget, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Budget), are those of the "legal acquiree" (Edentify) (i.e. the accounting acquirer).

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

          As a result of the corrections of the errors described above, the Company has restated its financial statements included in this Quarterly Report on Form 10-QSB as follows:

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the nine                   For the nine
                                                              months ended                   months ended
                                                             September 30,                  September 30,
                                                                  2005                          2005
                                                             -------------                  -------------
                                                             as previously
                                                                reported     Adjustments
Cash flows from operating activities:
   Net (loss) from continuing operations                       (1,039,472)                    (1,039,472)
   Net (loss) from discontinued operations                         39,701                         39,701
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization of property and equipment          2,093                          2,093
   Amortization of debt discount                                  279,167                        279,167
   Common stock issued for prepaid investor relations fees        255,150                        255,150
   Common stock issued for software technology                    806,082     (806,082)(a)            --
   Declaration of dividend payable on spin-off of
      subsidiary, net                                            (285,072)                      (285,072)
   Prepaid expenses                                              (223,128)                      (223,128)
   Accounts receivable                                             (8,698)                        (8,698)
   Other current assets                                          (127,703)                      (127,703)
   Accounts payable                                                11,197                         11,197
   Payroll taxes payable                                           17,485                         17,485
   Distribution payable                                            82,100                         82,100
   Accrued expenses and other current liabilities                  45,610                         45,610
                                                              -----------    ---------       -----------
Net cash used in operating activities                            (145,488)    (806,082)         (951,570)
                                                              -----------    ---------       -----------
Cash flows from investing activities:
   Purchase of software and verification technology            (1,293,082)     806,082(a)       (487,000)
   Purchase of property and equipment                             (33,913)                       (33,913)
                                                              -----------    ---------       -----------
Net cash used in investing activities                          (1,326,995)     806,082          (520,913)
                                                              -----------    ---------       -----------
Cash flows from financing activities:
   Proceeds from exercising of warrants                         2,187,000                      2,187,000
                                                              -----------    ---------       -----------
Net cash provided by financing activities                       2,187,000           --         2,187,000
                                                              -----------    ---------       -----------
Net increase (decrease) in cash and cash equivalents              714,517                        714,517
Cash and cash equivalents at beginning of period                   71,932                         71,932
                                                              -----------    ---------       -----------
Net cash and cash equivalents at end of period                $   786,449    $      --       $   786,449
                                                              ===========    =========       ===========

(a) Includes restatement adjustments for the cash flow effect of the acquisition of software technology, as described above.

                                  RISK FACTORS

The following risk factors identify changes to important factors previously discussed on our annual report on Form 10-KSB occurring during the quarter ended September 30, 2006 that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

          Significant operations have not yet commenced. For the nine months ended September 30, 2006, the Company had $64,681 in earned revenue and our deficit accumulated during the development period was approximately $8,139,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE MAY REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

          The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of September 30, 2006, we had $573,194 in cash and cash equivalents. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. However, we may need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. There can be no assurances that we will raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products.

GENERAL NOTE

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

NEW ACCOUNTING PRONOUNCEMENTS

               In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes. FIN NO. 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that the adoption of FIN No. 48 will have on its consolidated financial statements.

               In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement clarifies the definition of fair market value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. SFAS NO. 157 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 157 will have on its financial statements.

               In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employee to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligation that determine its funded status as of the end of the employer's fiscal year, and recognize a plan's assets and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of shareholders' equity. SFAS No. 158 does not change the amount of net periodic benefit cost included in net earnings. The requirement to recognize the funded status of defined benefit postretirement plans is effective for fiscal years ending after December 15, 2006. The Company is in the process of determining the effects, if any, that adoption of SFAS No. 158 will have on its financial statements.

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

          The trend of our revenue and income over the next several quarters depends upon several variables, such as our ability to generate increased sales, which cannot at this time be ascertained definitively.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2006 versus three months ended September 30,
2005

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

Net Loss

          Our net loss from continuing operations was approximately $2,510,000 for the three months ended September 30, 2006 and $526,000 for the three months ended September 30, 2005. As there was either minimal or no income generated for either of these periods and we are in the development stage of our operations, the increase in loss of $1,984,000 was primarily due to 1) increase in stock compensation expense of approximately $345,000 due to the adoption of FAS 123R,
2) an increase in interest expense and non-cash amortization of financing costs of $274,000 related to additional convertible debentures being issued in prior quarters, 3) an increase in other general and administrative expenses of $541,000, and 4) impairment of long-lived asset of approximately $556,000.

          Our net loss from discontinued operations was approximately $20,000 for the three months ended September 30, 2006, and a profit of approximately $129,000 for the three months ended September 30, 2005, and represented the results of operations on our discontinued operations of our InfoCenter, Inc. subsidiary.

          Net loss per share in continued operations were ($0.10) for the current period versus ($0.02) in the same period 2005 while the net income per share in discontinued operations was $0 for the three months ended September 30, 2006 $0.01 for the same period in 2005.

Revenue

          Revenues for the three months ended September 30, 2006 were approximately $39,000 while revenues for the three months ended September 30, 2005 were $0.

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

          For grant of the license, the Client undertook to pay us the sum of $30,000 payable as follows: $20,000 upon execution of the agreement and $10,000 upon the completion of the 60 day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The product has been accepted and these amounts have been paid to us. In addition, the Client will pay a minimum of $2,500 per month (depending on the number of subscribers) for the Scoring service for a term of three years. Upon execution of the agreement, we recorded the entire $20,000 as deferred revenue. The non-refundable portion of the up-front fee or $10,000 will be recognized to income during the service agreement term. The product has been accepted and we are recognizing the remaining $20,000 ratably over the term of the Agreement. As of September 30, 2006, the Company had received $20,000 upon execution of the Agreement and had recorded approximately $88,514 as deferred revenue.

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

Cost of Sales

          As a result of the Seisint Master Services Amendment effected November 1, 2006, estimated data expense reported in cost of sales were reduced by $225,000 in the current period.

Research and Development Expense

          Research and development expense amounted to $262,635 during the current period versus $25,567 incurred for the three months ended September 30, 2005. These costs are mainly due to the development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

          Selling expenses amounted to $289,227 in the current period as compared to $55,386 for the three months ended September 30,2005. These costs primarily relate to the hiring of a sales and marketing manager-level staff in the second half of 2005. We will continue to market our technology through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

General and Administrative Expense

          General and administrative expenses for the three months ended September 30, 2006 were $818,818 versus $255,185 for the three months ended September 30, 2005. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees. Any remaining costs were from general operations.

Depreciation and Amortization

          Depreciation and amortization expense for the three months ended September 30, 2006 was $2,378 versus $1,275 for the three months ended September 30, 2005. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during the second half of 2005.

Financing Costs

          Non-cash financing costs were $391,667 for the three months ended September 30, 2006 versus $154,167 for the three months ended September 30, 2005. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Amortization of Debt Discount." These discounts are amortized over the life of the debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

          Interest expense for the three months ended September 30, 2006 was $69,819 versus $33,995 for the three months ended September 30, 2005. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

          The loss on discontinued operations for the three months ended September 30, 2006 was $20,164 versus income of $128,658 for the three months ended September 30, 2005. This income and loss represent the results of operations incurred by our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in prior periods. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary was required to be completed on or before August 31, 2006. Inasmuch as the Board of Directors of InfoCenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

Nine months ended September 30, 2006 versus nine months ended September 30, 2005

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

Net Loss

          Our net loss in continued operations was $5,933,326 and $1,039,472 for the nine months ended September 30, 2006 and 2005, respectively. As there was either minimal or no income generated for either of these periods and we are in the development stage of our operations, the increase in loss of approximately $4,894,000 was primarily due to 1) increase in stock compensation expense of approximately $984,000 due to the adoption of FAS 123R, 2) an increase in interest expense and non-cash amortization of financing costs of approximately $903,000 related to additional convertible debentures being issued in prior quarters, 3) an increase in other general and administrative expenses of approximately $1,737,000 due mainly to increased staff in the current year, and
4) an increase in costs of goods sold of approximately $986,000.

          Our net loss in discontinued operations was approximately $76,000 for the nine months ended September 30, 2006 and a profit of approximately $40,000 for the nine months ended September 30, 2005, and represented the results of operations on our discontinued operations of our InfoCenter, Inc. subsidiary.

          Net loss per share in continued operations were ($0.24) for the current period versus ($0.04) in the same period 2005 while the net loss per share in discontinued operations was ($0.00) for both periods.

Revenue

          Revenues for the nine months ended September 30, 2006 were approximately $65,000 while revenues for the nine months ended September 30, 2005 were $0. For more information concerning revenue, see the Revenue section contained in the results of operations for the three months ended September 30, 2006 versus September 30, 2005.

Research and Development Expense

          Research and development expense amounted to approximately $411,000 during the current period versus $50,000 incurred for the nine months ended September 30, 2005. These costs are mainly due to the development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

          Selling expenses amounted to approximately $474,000 and $81,000 for the nine months ended September 30, 2006 and 2005, respectively. These costs primarily relate to the hiring of a sales and marketing manager-level staff in the second half of 2005. We will continue to market our technology through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

General and Administrative Expense

          General and administrative expenses for the nine months ended September 30, 2006 and 2005 were approximately $2,331,000 and approximately $572,000, respectively. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees. Any remaining costs were from general operations.

Depreciation and Amortization

          Depreciation and amortization expense for the nine months ended September 30, 2006 and 2005 was approximately $6,600 and approximately $2,000, respectively. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment computer software, and furniture and fixtures.

Financing Costs

          Amortization of debt discount was approximately $1,049,000 and $279,000 for the nine months ended September 30, 2006 and 2005, respectively. These discounts relating to our convertible debentures are amortized over the life of the debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

          Interest expense for the nine months ended September 30, 2006 and 2005 was approximately $188,000 and $55,000, respectively. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Discontinued Operations

          The results on discontinued operations for the nine months ended September 30, 2006 was a loss of approximately $76,000 and for the nine months ended September 30, 2005, a profit of approximately $40,000 resulting from forgiveness of debt and not from operations. These results represent operations incurred by our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in the prior period. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary was required to be completed on or before August 31, 2006. Inasmuch as the Board of Directors of Infocenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

Liquidity and Capital Resources

          We had approximately $573,000 in cash as of September 30, 2006. These funds should be sufficient to meet our operating cash requirements including debt service for the near term. We will, however, need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

          Interest has accumulated on the convertible debentures we have issued to date, specifically, in the amount of $41,733 (on the December, 2004 Series), $63,256 (on the April, 2005 Series), $64,250 (on the Sept, 2005 Series), $51,125
(on the Dec. 2005 Series) and $6,000 (on the May 2006 Series). In respect of the interest accumulated to date, we have a written waiver with certain of our investors to defer the payment of interest through to September 30, 2006 and subsequent to that, the Company elected to pay the interest accrued in kind (i.e. by converting the total amount accrued through September 30, 2006 into common stock of the Company at the closing bid price of our common stock on the Over-the-Counter Bulletin Board on September 30, 2006.

          In addition, we issued $500,000 of 6% senior secured convertible debentures on September 29, 2006 as part of and on the same terms as the series of convertible debentures and warrants previously issued. No interest was due on this issuance as of the date of this report.

          We were required by the terms of our convertible debentures to register the resale of the common stock underlying the conversion of the convertible debentures and the exercise of the warrants issued in the December, 2004, April, 2005, September, 2005 and December, 2005 series of offerings. Our registration statement filed pursuant to the Securities Act of 1933 Act to register these shares was declared effective by the U.S. Securities and Exchange Commission ("SEC") on October 5, 2006. The total number of common shares registered is 15,950,000. The May, 2006 Series condition requiring us to register the shares underlying those convertible debentures and warrants has not yet come due.

          On November 2, 2006, we received a loan in the amount of $400,000 from our lead investor. This loan has interest payable quarterly in arrears at an annual rate of 6%, with the principal due in 18 months from the date the funds were transferred.

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

AGREEMENTS

Seisint Amendment

               As a result of mutual disagreements between the parties, on November 1, 2006, we amended our Master Services Agreement with Seisint, Inc. (the "Master Services Amendment"). The Master Services Amendment required us to pay Seisint $300,000 on or before November 2, 2006 with an additional payment of $400,000 on or before November 30, 2006. These amounts are in lieu of the payments previously required under the Master Services Agreement, representing a reduction in potential obligations to Seisint (as reflected in a reduction of our cost of sales) in the amount of approximately $225,000. In addition, we are required to pay Seisint $25,000 per month for each of November, December and January for continued services during each of those months. The Amendment supercedes and replaces the payment obligations previously agreed to by the parties in the original Master Services Agreement. After January 31, 2007, upon meeting all of our obligations under the Amendment, the Master Services Agreement and SOW with Seisint will terminate, unless the parties are able to negotiate a new agreement. As a result of this Amendment, the Company recognized an impairment loss, as of September 30, 2006, of $555,555 on the carrying value of the data implementation asset.

ChoicePoint

          The Company entered into a Services Agreement ("Services Agreement") and Scope of Work ("SOW 1") with ChoicePoint Public Records, Inc. as of October 24, 2006. This Services Agreement provides for ChoicePoint to provide certain services and for Edentify to perform certain duties as outlined in SOW 1 all in connection with supporting our ongoing efforts to assist our customers in the areas of detection and prevention of identification fraud. The Services Agreement also provides that a fee will be paid to ChoicePoint as specified in a separate SOW. The term of the Services Agreement begins as October 24, 2006 and continues for a term of three years, renewable for successive one-year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Upon expiration of the term, all licenses granted pursuant to the Agreement or any SOW will terminate. The Services Agreement also provides for an indemnification by each of the parties of the other party under conditions set forth in detail in the Services Agreement. Except with respect to the indemnification obligations of the parties, liability under the Services Agreement is limited to the amount payable under the Services Agreement. This agreement also provides for confidentiality with respect to the information and technology being exchanged and developed. The Services Agreement further requires us to maintain general liability insurance with coverage of no less than $1,000,000 per claim and $2,000,000 aggregate.

               Pursuant to the first SOW ("SOW 1"), executed simultaneously with the Services Agreement, ChoicePoint is to provide all hardware, operating software (excluding certain assessment modules provided by Edentify) and data center needs necessary for the development, implementation and maintenance of servers that shall perform identification fraud detection services to our customers. Edentify is to provide the assessment modules for processing to develop a key that will allow for the detection of identification fraud. The term of SOW 1 begins as of October 24, 2006 and continues for three (3) years, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Edentify also grants to ChoicePoint a revocable (to the extent that SOW 1 is terminable), world-wide, non-transferable, royalty-free restricted license without the right to sublicense to use the assessment modules and key generation modules solely for the purpose of performing the services contemplated by SOW 1.

               In consideration for the development and implementation of the Company's database server, assessment server(s), and required operating infrastructure within ChoicePoint, and the initial run of the Company's key generation and update service and identity assessment processing service, the Company agreed to pay to ChoicePoint a $300,000 fee (the "Implementation Fee"). Such Implementation Fee is payable in two equal installments, with the first payment delivered on the effective date of the agreement, and the second payment due upon the acceptance or production use of the system by Edentify. The Company paid the first payment due upon execution of the agreement. SOW 1 also requires us to pay ChoicePoint a monthly service fee in the amount of $83,000 billed monthly in advance and payable within 35 days of the invoice. There is also a termination fee payable to ChoicePoint in the event that the Company terminates the SOW 1 or Services Agreement at any time prior to 14 months when service fees are payable, unless such termination is as a result of a change in ChoicePoint policy or an uncured breach by ChoicePoint.

               The Company recorded $150,000 as a prepaid expense as of October 24, 2006. The additional payment of $150,000 will also be recorded as a prepaid expense when paid. We will amortize these costs over the three year contract term as cost of sales. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to ChoicePoint fees for 2007, 2008 and 2009, respectively.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We had approximately $573,000 in cash at September 30, 2006. To the extent that our cash and cash equivalents exceed our near term funding needs, we invest the excess cash in three to six month high quality interest bearing financial instruments. We employ established conservative policies and procedures to manage any risks with respect to investment exposure.

          We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4: CONTROLS AND PROCEDURES

          Our principal executive officer, who is, at present, also acting in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who, at present, is also acting in the capacity of principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarter ended September 30, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          In addition, we issued 17,648 shares of common stock, collectively, to our directors pursuant to the board of directors' compensation plan adopted by the Company in January, 2006. We believe these shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Each of the directors has access to all available information about the Company.

          We did not repurchase any of our securities during the quarter ended September 30, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has been declared effective by the U.S. Securities and Exchange Commission ("SEC"), effective October 6, 2006.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.1 Amendment to Seisint Master Services Agreement and SOW1 by and between Seisint, Inc. and Edentify dated as of November 1, 2006.

          10.2.1 Services Agreement by and between Edentify and ChoicePoint Public Records, Inc. dated as of October 24, 2006

          10.2.2 SOW1 to Services Agreement by and between Edentify and ChoicePoint Public Records, Inc. dated as of October 24, 2006.

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

                                        Edentify, Inc.


Date: November 14, 2006                 /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                        Chief Executive Officer and
                                        principal financial officer

                                        /s/ Thomas Harkins
                                        ----------------------------------------
                                        Thomas Harkins
                                        Chief Operating Officer