Form 10KSB
period 2006-12-31
EDENTIFY, INC.
filed 2007-04-17
CIK 1091938

SECURITIES AND EXCHANGE COMMISSION

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-26909

                                 EDENTIFY, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   98-0179013
                     (I.R.S. Employer Identification Number)

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

The Issuer's revenue for the most recently completed fiscal year was $109,028.

The aggregate market value of Common Stock held by non-affiliates at March 30, 2007, was approximately $4,149,000. For purposes of this calculation, it was assumed that all Common Stock is valued at the closing price as of such date of $0.58 per share.

The number of shares of the registrant's Common Stock outstanding as of March 30, 2007 was 26,652,949 (including approximately 6,956,323 of our shares that are subscribed to but which have not been issued due to ministerial delays).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1.  Description of Business ........................................     2
         Risk Factors ...................................................    11
Item 2.  Description of Property ........................................    18
Item 3.  Legal Proceedings ..............................................    18
Item 4.  Submission of Matters to a Vote of Security Holders ............    18

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters .......    19
Item 6.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................    20
Item 7.  Financial Statements ...........................................    27
Item 8.  Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure ..........................    27
Item 8A. Controls and Procedures ........................................    28
Item 8B. Other Information ..............................................    28

PART III
Item 9.  Directors, Executive Officers, Promotors and Control Persons;
           Compliance with Section 16(a) of the Exchange Act ............    28
Item 10. Executive Compensation .........................................    31
Item 11. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters ...............    34
Item 12. Certain Relationships and Related Transactions, Director
           Independence .................................................    38
Item 13. Exhibits .......................................................    40
Item 14. Principal Accountant Fees and Services .........................    42

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our Forward Looking Statement

            Certain statements in this Annual Report on Form 10-KSB (the "Form 10-KSB"), including statements under "Item 1. Business," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. All statements other than statements of historical fact included in this Form 10-KSB regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements. Without limiting the broader description of forward-looking statements above, we specifically note that statements regarding our ability to manufacture and sell any products, market acceptance or our ability to earn a profit from sales or licenses of any software or services or our ability to create new software or services in the future are all forward-looking in nature.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

            Edentify, Inc. ("Edentify") was formed in August 2004 with the aim of becoming a leader in the development and deployment of data analysis solutions for the prevention of identity theft and fraud. It is currently a development-stage company and expects shortly to begin a period of increased growth. Edentify analyzes the means by which identity crimes are perpetrated and develops new technologies and procedures to assist corporations, the government and consumers in the fight against identity fraud and related crime.

            Edentify owns the intellectual property rights to a strategic approach for the detection and prevention of identity fraud consisting of information-based data analysis and monitoring. Although we had anticipated that it would be rolled-out sooner, we are still in the process of developing a second, biometric approach.

            We carry out our data analysis and monitoring through our wholly-owned subsidiary, Edentify, Inc. (Delaware), using a patented information-based technology that analyzes identity data information for individuals in large databases. The product of this analysis is a risk score (Identity Integrity Index (TM)), which provides a confidence level associated with an identity verification and is also capable of detecting and scoring incidences of identity manipulation and potential fraud. The forerunner of this technology is currently used in screening identities used for new checking account applications at nearly every major bank in the U.S. Edentify will continue to market this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

            The biometric technology, presently still under development, would be marketed through, our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). The present plans for this technology are based on a set of algorithms, combining face and voice recognition techniques for authenticating the identity of an individual. Our agreement for the development of the IMB technology is with face2face, Inc., a leading character animation company that was spun off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech-recognition performance. Additionally, the IMB system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously

            Edentify currently markets its data analysis technology directly and through channel partners. The biometric technology is currently under development and, upon completion will be marketed through strategic partners as OEMs or value-added resellers. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensively-robust enrollment and subsequent identity protection system.

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

            Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget will agree to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, and the subsequent amendment thereof on January 30. 2006, the distribution was required to be completed on or before August 31, 2006. Although, this obligation has not as yet been met, management is considering options in respect to the operations of InfoCenter.

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

EDENTIFY (DE) PRODUCTS

            Our solutions revolve around a set of data analysis pattern recognition algorithms that are capable of analyzing and scoring the relative behavior of a given identity, which includes name, social security number, address, date of birth, when compared to its historical usage. This scoring methodology (Identity Integrity Index (TM)) ranges from low to high risk, where high risk identities demonstrate suspicious activity qualities related to identity fraud. The deployment of our technology includes the generation of encrypted keys that contain the content of each individual name and social security number from our customers' data as contained in their client database and a suite of software-based solutions: IDAssess(TM), IDScreen(TM) and IDAlert(TM).

IDASSESS(TM)

            Edentify's unique IDBenchmark process 1) proactively associates input client records with all available historic variations of digital identity records (including heretofore "anonymous" digital identity records) and 2) separates "innocent" associated identity records from "suspicious" associated identity records with limited false responses.

IDSCREEN(TM)

            Our IDScreen product compares the new applicant identity record with an external reference data base and retrieves and scores all associated variations of the new applicant data that reside in the reference database as determined by Edentify's proprietary IDBENCHMARK advanced pattern recognition analytics. Each score represents a certain risk profile for each associated variation as it compares with the new applicant identity record. We then create a risk rating for the entire group, known as the Identity Integrity Index(TM) that drives the identity management regimen deemed appropriate by the customer based on his risk thresholds. The risk rating generally places the new applicant in one of three categories used to evaluate the information.

IDALERT(TM)

            Our IDAlert product detects subsequent abuses in light of new identity-record feeds to the reference identity-record database and alerts either the consumer or Edentify's client based on the client's preferences. As with automobiles, identities are usually modified, damaged or used to commit a crime once they are stolen. By continuously monitoring information related to a specific identity, the owner of the identity or Edentify's client can be immediately notified if it has been compromised. As identity fraud usually precedes other types of fraud (such as credit card fraud), this type of proactive alert system is critical to mitigating the extensive, and expensive, damage perpetrated after an identity is stolen and manipulated. Given the considerable lag between when an identity is compromised and when that event is discovered, this service is a critical component of Edentify's services in defense against identity fraud.

INMOTION BIOMETRICS PRODUCTS

            The IMB Technology is still under development in accordance with the agreements entered into between the Company and face2face animation, inc. (See sections entitled "Material Agreements" below).

COMPETITION RELATING TO EDENTIFY (DE) OPERATIONS

ID Analytics, Inc.

            ID Analytics, Inc. ("ID Analytics") is a private company with venture capital backing. It provides advanced analytic solutions to manage identity risk and prevent identity fraud throughout the customer lifecycle. ID Analytics was established in March 2002 by the former President of HNC Software, Inc., (now Fair Isaac), the former Group Vice President at HNC Software and the former Vice President (Business Development) at Evoke Software.

            ID Analytics has developed technology products that are in use today by consumer companies representing more than half the credit and retail card market in the US along with large wireless, retail bank and online consumer finance companies.

Fair Isaac, Inc.

            Founded in 1956, Fair Isaac, Inc. ("Fair Isaac") has been a pioneer in transaction analysis using regression analysis. Fair Isaac merged with HNC Software in 2002, thereby strengthening its leadership in high-end analytics and customer strategy and decision management systems across various industries. Most of its revenues come from Strategy Machine solutions, a group of decision automation tools and services. These solutions combine predictive models and strategy optimization expertise with decision management systems and services, enabling businesses to form and manage profitable customer relationships throughout the customer lifecycle.

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

RELATING TO INMOTION BIOMETRICS BUSINESS

L-1 Identity Solutions, Inc./Viisage Technology

            L-1 offers technology-based identity solutions that are used for instantaneous identification (using images in a database), access, and surveillance applications. These solutions are aimed at reducing identity theft, providing access control, protecting personal privacy, etc. The Company's main customers are government agencies, law enforcement departments and enterprises that are concerned with providing security. Viisage accounts for more than 30 million government-issued ID cards per year at more than 2000 locations.

            L-1 operates in two main segments: secure credentials and biometrics. Secure credentials involve the development and implementation of software and hardware solutions that utilize face recognition and other biometric technologies. The major applications of Viisage's solutions include driver's licenses, passports, voter registrations, ID cards, etc.

            L-1 recently acquired Identix, Inc. Identix Inc. focuses on fingerprint, facial and skin biometric solutions that are used in several security and individual identification applications. These solutions are used to prevent fraud and identity theft, identify criminals, enroll individuals in identification programs, control physical access, authorize financial transactions, assist in job applicant screening, etc.

            Identix's major customers include several law enforcement agencies, the Department of Homeland Security, the IRS, the Department of Motor Vehicles
(DMV), several financial institutions and others in the healthcare sector. The US government accounts for about 14% of Identix's revenue, while foreign customers contributed 12%.

            Identix focuses on three biometric segments - fingerprint, face and skin.

            1. Fingerprint biometrics is powered by Identix's BioEngine algorithm that contains fingerprint matching and recognition capabilities that, in turn, allow customers to create custom one-to-one verification and one-to-many identification applications, such as time and attendance, physical access, information security, etc.

            2. Face biometrics uses Identix's FaceIt engine that combines facial images with skin biometrics, thereby giving higher levels of quality.

            3. Identix's skin biometrics uses an algorithm called Surface Texture Analysis, by which the surface of the skin is analyzed for random features and a skinprint (skin template) is taken. This skin print can either be used on its own or clubbed with traditional face or fingerprint recognition technologies.

            Based on publicly available information, L-1 is ranked #2 in the U.S. Driver's license market with 13 states (23% of licensed drivers) using its products. Digimarc is #1 ranked with 32 states (68% of licensed drivers), including the District of Columbia. In passports, Viisage has an exclusive contract for the production of 7 million U.S. passports per year. Viisage's facial recognition solutions are incorporated into driver's licensing in six states to prevent fraud. Currently, 13 US states have incorporated the facial recognition technology, of which Digimarc (which licenses third party technology from Identix and Cognitec) caters to six.

MATERIAL AGREEMENTS

DATA AGREEMENT WITH CHOICEPOINT PUBLIC RECORDS.

            The Company entered into a Services Agreement ("Services Agreement") and Scope of Work ("SOW 1") with ChoicePoint Public Records, Inc. as of October 24, 2006. This Services Agreement provides for ChoicePoint to provide certain services and for Edentify to perform certain duties as outlined in SOW 1 all in connection with supporting our ongoing efforts to detect and prevent identity fraud. The Services Agreement also provides that a fee will be paid to ChoicePoint as specified in a separate SOW. The term of the Services Agreement began on October 24, 2006 and continues for a term of three years, renewable for successive one-year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Upon expiration of the term, all licenses granted pursuant to the Agreement or any SOW will terminate. The Services Agreement also provides for an indemnification by each of the parties of the other party under conditions set forth in detail in the Services Agreement. Except with respect to the indemnification obligations of the parties, liability under the Services Agreement is limited to the amount payable under the Services Agreement. This agreement also provides for confidentiality with respect to the information and technology being exchanged and developed. The Services Agreement further requires us to maintain general liability insurance with coverage of no less than $1,000,000 per claim and $2,000,000 aggregate.

      Pursuant to the first SOW ("SOW 1"), executed simultaneously with the Services Agreement, ChoicePoint is to provide all hardware, operating software (excluding certain assessment modules provided by Edentify) and data center needs necessary for the development, implementation and maintenance of servers that shall perform identity fraud detection services to our customers. Edentify is to provide the assessment modules for processing to develop a key that will allow for the detection of identity fraud. The term of SOW 1 begins as of October 24, 2006 and continues for three (3) years, renewable for successive one year terms unless the non-renewing party notifies the other in writing of such non-renewal at least 90 days prior to the expiration of the respective term. Edentify also grants to ChoicePoint a revocable (to the extent that SOW 1 is terminable), world-wide, non-transferable, royalty-free restricted license without the right to sublicense to use the assessment modules and key generation modules solely for the purpose of performing the services contemplated by SOW 1.

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

      The Company paid $150,000 of the $300,000 on October 24, 2006. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to ChoicePoint fees for 2007, 2008 and 2009, respectively.

MARKETING AGREEMENT WITH TRILEGIANT (AFFINION)

            On April 7, 2006 (the "Effective Date"), we entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation whereby Trilegiant agreed to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date. The term of the agreement is for five (5) years, renewable for successive twelve month terms thereafter.

            Trilegiant is obligated to pay Edentify a license fee, in part payable within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay Edentify, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month.

            The Marketing Agreement provides for mutual non-compete and non-solicitation provisions that prevents either Edentify or Trilegiant from selling directly to certain specified customers and competitors of the respective parties. Edentify is required to meet certain service level standards described in more detail in the Marketing Agreement. In addition, the Marketing Agreement requires that, upon receiving an acquisition offer from a competitor of Trilegiant, we are required to give Trilegiant notice of the offer and the opportunity to make its own offer to acquire us within 20 days of our filing of an 8-K announcing the initial offer. The Marketing Agreement also contains a provision protecting the confidentiality of proprietary information of the parties. Customer service for Trilegiant members is to be provided through Trilegiant's customer service department. The Marketing Agreement also provides for customary indemnification provisions and protection of intellectual property rights.

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

            As part of the consideration for the License Agreement and the Development Agreement described above, the Company, on August 29, 2005 also closed on a Share and Warrant Issuance Agreement (the "Issuance Agreement") with face2face. The Issuance Agreement was entered into as a condition precedent to the performance obligations of the parties to each of the License Agreement and the Development Agreement. As part of the consideration for face2face entering into the License Agreement and the Development Agreement, The Company issued in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") which shall be delivered to face2face as follows: 2,500,000 Shares at closing, 2,500,000 Shares upon acceptance of the Product by the Company under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between the Company and a customer relating to the Product. The Company also issued a warrant, at closing, to face2face to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. At present the Company is in negotiations with face2face in respect of amending the above referenced agreements regarding its obligation to deliver the 5,000,000 shares not delivered to date.

MARKETING/DISTRIBUTION

            Edentify markets each technology directly and through channel partners in each specific vertical sector that it addresses. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a foolproof enrollment and subsequent identity protection system.

            In December, 2005, we entered into a Scoring Services Agreement with MyPublicInfo ("MPI") whereby MPI will provide us with identity information from their proprietary database for the purpose of our using proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide MPI with a license to use the "Identity Score" derived using our proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by MPI.

            In addition, we have, during the course of 2006, entered into co-marketing agreements and other types of referral agreements with Affinion and other various significant partners in the financial services industry, in particular a trade association for community banks, as well as vendors of complimentary services in our industry. We have also entered into a collaborative agreement with a General Services Administration-approved provider of consulting services to federal government contractors and the federal government that will broaden our entry into the government sector.

INTELLECTUAL PROPERTY

            Currently, Edentify owns the IP rights to two strategic approaches for detecting and preventing identity fraud. One uses a patented information-based technology that analyzes identity information for individuals in large corporate databases and is capable of detecting and scoring incidences of identity manipulation and potential theft (Identity Integrity Index(TM)). The forerunner of this technology is currently used in screening new checking account applications at nearly every major bank in the U.S. and Edentify will continue to market the current version to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments. Our biometric technology will be marketed through, and is named after, our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"), that combines face and voice recognition technologies for authenticating the identity of an individual. The IMB technology is licensed from face2face, Inc., a leading character animation company that was spun-off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech recognition performance. Claiming high levels of performance and reliability, the InMotion Biometrics technology offers significantly improved recognition capabilities over existing biometric technologies, eliminates the possibility of deception by using challenge response and reduces the inconvenience to the user.

            We have a registration, on the primary register with the U.S. Patent and Trademark Office, for our service mark:

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

HUMAN RESOURCES

            As of March 30, 2007, our total headcount was 14 full time employees ('FTE') and 2 part-time employees. Part time personnel are paid on a per diem or monthly basis. Three FTEs are engaged in our sales and marketing effort and four FTEs perform general administration, including financial and investor relations functions. We have no union employees and we believe our relationship with our employees is good.

RECENT FINANCINGS

Convertible Debentures

            In January-February 2007, we issued $815,000 principal amount 6% senior convertible debentures due on February 20, 2009, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $815,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012.

            As of November 27, 2006, we issued $1,102,000 principal amount (including $2,000 of capitalized interest) of 6% debentures due June 30, 2007, and 5-year warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $1,100,000. Originally these funds were advanced to the Company as two bridge loans (one in the amount of $400,000 on November 2, 2006, $600,000 on November 27, 2006 and an additional $100,000 on December 31, 2006), however, the terms were not finalized until February, 2007. Interest is due quarterly at a rate of 6% per annum on the outstanding principal.

            On September 30, 2006, we issued convertible debentures in principal of, 6% senior secured convertible debentures due on September 30, 2009, and warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $500,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share at any time commencing on September 30, 2006 through September 30, 2011.

            In May 15, 2006, we issued $800,000 principal amount 6% senior secured convertible debentures due on May 30, 2009, and warrants to receive an aggregate of 1,600,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $800,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,600,000 shares of common stock at a price of $0.50 per share at any time commencing on May 30, 2006 through May 30, 2011.

            On December 10, 2005, we issued an aggregate of $ 1,050,000 in principal amount of 6% senior secured convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010.

            On August 29, 2005, we issued an aggregate of $1,000,000 in principal amount of 6% senior secured convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010.

            On April 21, 2005, we issued an aggregate of $600,000 in principal amount of 8% senior secured convertible debentures due on April 21, 2007 (as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at a rate of 8% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010.

            On December 31, 2004, we issued an aggregate of $300,000 in principal amount of 8% senior secured convertible debentures due on December 31, 2006 (as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $300,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at a rate of 8% per annum on the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009. On December 10, 2005, the debenture holders exercised 2,000,000 warrants for which the Company received gross proceeds of $300,000.

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

Other Financing

            In connection with the Company's purchase of the data analysis software and monitoring technology, the Company, in September 2005, entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on December 15, 2007. The Company is required to make interest only payments during the term of the note. Interest is payable at the Prime rate of interest (6.00% as of December 31, 2006).

            On April 28, 2005 we issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company prepaid interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-Reverse Split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due. The Company has contacted this lender to request conversion of the note or to extend the maturity date.

ASSET ACQUISITIONS

            On March 31, 2005 the Company entered into an agreement to purchase the data analysis software and monitoring technology for cash, debt, and securities. The aggregate consideration to be paid for the technology is $100,000 cash plus 1,522,000 shares of common stock, warrants to purchase an additional 41.67% of the number of shares issued to such recipients of the stock (representing 4.767% of the issued and outstanding common stock of the surviving corporation), an assumption of debt totaling $127,000, and a convertible note agreement for $260,000 as more fully described in Note 8. At December 31, 2005, all amounts due in respect hereof were paid in full. The Company valued total consideration for the software as follows:

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

            As part of the consideration for the License Agreement and the Development Agreement described above, the Company, on August 29, 2005 also closed on a Share and Warrant Issuance Agreement (the "Issuance Agreement") with face2face. The Issuance Agreement was entered into as a condition precedent to the performance obligations of the parties to each of the License Agreement and the Development Agreement. As part of the consideration for face2face entering into the License Agreement and the Development Agreement, The Company issued in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") which shall be delivered to face2face as follows: 2,500,000 Shares at closing, 2,500,000 Shares upon acceptance of the Product by the Company under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between the Company and a customer relating to the Product. The Company also issued a warrant, at closing, to face2face to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. At present the Company is in negotiations with face2face in respect of amending the above referenced agreements regarding its obligation to deliver the 5,000,000 shares not delivered to date.

            Under EITF 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31, 2005. The Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of December 31, 2006.

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
                      ==========

            We had approximately $116,000 in cash and cash equivalents as of December 31, 2006. We will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products.

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

OTHER ACQUISITIONS

            On January 31, 2007, we acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operated out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as another senior employee who performs analysis for clients. The focus of Zelcom's business will be to provide marketing and risk management analytics to small and mid-tier financial companies. Zelcom is a start-up business founded in April, 2006 by its two principals. The business has not generated any significant revenue to date.

      In consideration for the transfer of all of the membership interests in Zelcom by the Zelcom Principals, we agreed to issue 750,000 shares of our common stock. The consideration is issuable as follows: 356,250 shares to each of the Zelcom Principals and 37,500 to the above-mentioned senior employee of Zelcom. Of the amount issuable, one-half was issuable immediately upon Closing and the remainder is contingent upon and issuable only if Zelcom achieves at least break-even on a cash flow basis for a full 12-month period as evidenced by its audited financials for such period. The shares issued at Closing are forfeitable if, prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause.

      We agreed to make capital contributions to Zelcom during the eighteen month period following closing. With the exception of the first contribution, such capital contributions are conditioned, however, upon Zelcom not having exceeded its budgeted expenditures by more than ten percent (10%) and having substantially achieved its budgeted revenue projections during the relevant period. The Zelcom Principals are entitled to receive a 25% profits interest in the ongoing operations of Zelcom.

      In addition, as part of the compensation package to the Zelcom Principals, each was given an employment agreement with Zelcom and warrants to acquire 500,000 shares of the common stock of Edentify at an exercise price of $1.00 per share. The warrants vest equally at a rate of 1/36 per month over a three-year period and are forfeitable, similarly to the stock described above, in the event that prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause.

                                  RISK FACTORS

            The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in the forward-looking statements made in this Form 10-KSB. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

            Significant operations have not yet commenced. As of December 31, 2006, the Company had $109,028 in earned revenue and our accumulated deficit was approximately $12,548,000. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. The timing of the deployment and integration of our data analysis solutions depends heavily on the time and resources available from our customers and delays caused thereby may impact the timing of our receipt of revenue. We cannot give any assurance that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. The cost of obtaining outside financing to continue operations is very costly. We cannot give any assurance that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE

      The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of December 31, 2006, we had approximately $116,000 in cash and cash equivalents. In the event that funds are not available from our operations to meet these needs, we will need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop, market and sell our software products. Additional debt financing will be very costly and additional equity financing may substantially dilute existing shareholders. Moreover, there can be no assurances that we will be able to raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products and to continue operations.

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

OUR DATA CENTER IS CONTROLLED BY A KEY VENDOR WHO PROVIDES HOSTING SERVICES FOR OUR DATA CENTER AND WE MAY NOT BE ABLE TO CONTROL SECURITY BREACHES OF CLIENT DATA.

      The services and products we provide for our customers requires an automated analysis of individual identity information in a secure data center. We have contracted with a vendor, currently Seisint (anticipated to be transitioned to ChoicePoint within the next sixty (60) days). Our data center is maintained by the outside vendor on our behalf on a contract basis and is responsible for maintaining the data center in adherence with the highest security standards. Although this vendor maintains a similar data center on behalf of itself and other customers, there is no guarantee that they will not be susceptible to breaches of security, which could greatly impact the relations we have with our customers. We do, however, have confidentiality covenants and an unrestricted indemnification from Seisint in respect to any failure by Seisint to comply with applicable law and its use of confidential information related to our customers to mitigate this risk. See also "Material Agreements," p-18 below.

OUR PARTNERING AGREEMENT WITH TRILEGIANT (AFFINION) PROVISION THAT MAY INHIBIT ACQUISITION OFFERS BY COMPETITORS OF TRILEGIANT.

      The Marketing Agreement we are a party to with Trilegiant requires that, upon receiving an acquisition offer from a competitor of Trilegiant, we are required to give Trilegiant notice of the offer and the opportunity to tender its own offer to acquire us within 20 days of our filing of an 8-K announcing the initial offer. We do not believe that this right will significantly impact acquisition offers as it is limited to offers by competitors of Trilegiant only, and is extant for 20 days, even if such offer were made by a Trilegiant competitor, which is well within the time period that is customarily afforded for due diligence.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

            Based on our business and industry, we expect to experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may adversely affect our quarterly operating results include:

      o our ability to attract new customers at a steady rate and maintain customer satisfaction,

      o     the ability to manage a long and unpredictable sales cycle

      o     the demand for the products and services we intend to market,

      o the amount and timing of capital expenditures and other costs relating to the expansion of our operations,

      o the introduction of new or enhanced services by us or our competitors, and

      o economic conditions specific to the Technology, Internet, e-commerce or all or a portion of the technology market.

OPERATING IN A HIGHLY COMPETITIVE INDUSTRY, WE DEPEND UPON THE ABILITY OF OUR CURRENT BUSINESS PLAN TO REMAIN COMPETITIVE.

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

            We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

      o     the timing and market acceptance of our business model,

      o     our competitors' ability to gain market control,

      o     the success of our marketing efforts,

      o     acquisitions of companies with new technology,

      o     using current relations to extend all business sales and marketing,

      o consumer dissatisfaction with, or problems caused by, the performance of our products and solutions, and

      o     changes in governmental regulation of use of consumer data.

WITH PRESENT LIMITED COMPANY SIZE, WE DEPEND ON CERTAIN KEY EMPLOYEES TO CONTINUE OPERATIONS

            Our future performance will depend significantly on the continued service and performance of our director and Chief Executive Officer, Terrence DeFranco and our Chief Operating Officer, Thomas Harkins. The loss of the services of either of these individuals could seriously impair our ability to operate our business, compete in our industry and improve our products and services.

AS WE EXPAND OUR OPERATIONS, WE MAY NEED THE SERVICES OF A FULLTIME CHIEF FINANCIAL OFFICER, OTHERWISE IT MAY LEAD TO DIFFICULTY IN COMPLYING WITH APPLICABLE REGULATIONS

            We presently rely on the services of an independent contractor, who , in conjunction with our General Counsel and Controller, who is a fulltime employee, to ensure that our financials accurately recorded, processed, summarized and reported within the time periods specified by U.S. Securities and Exchange Commission rules and regulations. As we expand our operations, we may need the services of a fulltime Chief Financial Officer. If we are not able to retain a fulltime Chief Financial Officer for any reason, it will become much more difficult for us to comply with the applicable securities regulations.

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

            Any potential intellectual property litigation could also force us to do one or more of the following:

      o stop using the challenged intellectual property or selling our products or services that incorporate it

      o obtain a license to use the challenged intellectual property or to sell products or services that incorporate it, which could be costly or unavailable

      o redesign those products or services that are based on or incorporate the challenged intellectual property, which could be costly and time consuming or could adversely affect the functionality and market acceptance of our products

            If we must take any of the foregoing actions, we may be unable to sell our solutions, which would substantially reduce our revenues.

WE MUST DEVELOP, PRODUCE AND ESTABLISH NEW PRODUCTS AND SERVICES THAT KEEP UP WITH RAPID TECHNOLOGICAL CHANGE, ALL OF WHICH MAY REQUIRE TREMENDOUS AND ADAPTABLE INTELLECTUAL CAPITAL AND RAPID, LARGE-SCALE INVESTMENT THAT MAY NOT BE READILY AVAILABLE

            The market for Internet services, business-to-business e-commerce, and risk management solutions is characterized by rapid technological changes, frequent software changes, frequent new products and service introductions and evolving industry standards. The introduction of services embodying new processes and technologies and the emergence of new industry standards can rapidly render existing services obsolete and unmarketable. Our success in adjusting to rapid technological change will depend on our ability to:

      o develop and introduce new services that keep pace with technological developments and emerging industry standards; and

      o address the increasingly sophisticated and varied needs of customers.

            Due to inadequate technical expertise, insufficient finances or other reasons, we may be unable to accomplish these tasks. Such failure would have a material adverse effect on our operating results and financial condition.

THE MARKET PRICE OF OUR COMPANY STOCK HAS BEEN VOLATILE AND SUCH VOLATILITY MAY INCREASE.

            The market price of our common stock has in the past been, and may in the future continue to be, volatile. A variety of events may cause the market price of our common stock to fluctuate significantly, including:

      o     quarter-to-quarter variations in operating results,

      o     adverse news announcements,

      o     the introduction of new products and services, and

      o     our common stock is listed for quotation on the Over-The-Counter
            (OTC) Bulletin Board.

            For the 12-month period ended December 31, 2006, the closing price of our common stock has ranged from $0.48 to $1.90 per share. We expect the price of our common stock to remain volatile in the near term. The average daily trading volume of our common stock varies significantly. Our relatively low average volume and low average number of transactions per day may affect the ability of our stockholders to sell their shares in the public market at prevailing prices and a more active market may never develop.

            In addition, the stock market in recent years has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many companies in our business and that often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our common stock.

WE WILL CONTINUE TO INCUR INCREASED COSTS RESULTING FROM ADDITIONAL FEDERAL, STATE AND MARKETPLACE REGULATION THAT MAY, AT THE TIME OF THE IMPLEMENTATION, BE A SIGNIFICANT PERCENTAGE IN RELATION TO OUR REVENUE

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

ITEM 2. DESCRIPTION OF PROPERTY.

            Edentify leases approximately 2,819 square feet of space for its headquarters at 74 West Broad Street, Suite 350, Bethlehem, Pennsylvania. The lease commenced in May, 2005 and is for an initial term of three years with monthly payments of rent and a proportionate share of building operating expenses. Both the rent amount and the operating expense payments have provisions for increases which are pro-rated per month for the remaining months on the lease.

ITEM 3. LEGAL PROCEEDINGS.

            There are no existing or threatened legal proceedings involving the Company or our subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            In accordance with Section 78.207 of the Nevada Revised Statutes, on November 13, 2006, our Board of Directors, believing it to be in the best interests of the Company and its stockholders, approved an amendment of our charter to increase our authorized common stock from 50,000,000 to 100,000,000 shares (the "Charter Amendment"), conditioned upon approval by a majority of the holders of our common stock. In accordance with Section 78.320 of the Nevada Revised Statutes, following the mailing of an Information Statement (filed with the Commission on December 4, 2006) to the shareholders of record as of November 16, 2006, on November 30, 2006, the proposed Charter Amendment was approved by stockholders holding 15,874,166 shares of Common Stock, or approximately 62% of the issued and outstanding shares of the Company by written consent. The Charter Amendment was effective on or about December 24, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            In the last quarter of 2006, we issued 17,648 shares of common stock, in the aggregate, to our directors in payment services rendered as board members in accordance with our Board of Directors Compensation plan described
Part III of this report.

            In the first quarter of 2007, we issued 22,848 shares of common stock, in the aggregate, to our directors in payment services rendered as board members in accordance with our Board of Directors Compensation plan described
Part III of this report.

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

    FISCAL YEAR 2006
-----------------------
Quarter    High    Low
-------   -----   -----
1st       $0.80   $0.56
2nd       $1.90   $0.65
3rd       $1.35   $0.65
4th       $0.90   $0.48

    FISCAL YEAR 2005
-----------------------
Quarter    High    Low
-------   -----   -----
1st       $0.81   $0.25
2nd       $0.75   $0.42
3rd       $1.18   $0.41
4th       $0.75   $0.56

            As of March 30, 2007, there were approximately 96 holders of record of our common stock. Because a substantial portion of our shares are held by a depository company in nominee name, we believe the number of beneficial owners of the securities is substantially greater than this number.

            On March 30, 2007, the last sale price for our common stock on the OTC BB was $0.58 per share.

            We have not paid any dividends on our common stock. Our notes prohibit the payment of dividends. There are no plans to declare dividends in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is related to our financial condition and results of operations for the years ended December 31, 2006 and 2005. This information should be read in conjunction with our consolidated financial statements and related notes thereto beginning on F-1 of this Form 10-KSB.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 VERSUS YEAR ENDED DECEMBER 31, 2005.

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

NET LOSS

            Our net loss from continuing operations was $8,396,322 and $2,108,137 for the years ended December 31, 2006 and 2005, respectively. As minimal revenue was generated for each of these periods and we are in the development stage of our operations, the loss was primarily due to three factors: 1) general and administrative expenses of approximately $3,359,679, resulting primarily from implementation of FASB 123R requiring reporting of stock based compensation in the amount of approximately $1,600,000, 2) costs associated with the development of our fraud detection service totaling $621,455 and 3) financing costs and interest expense associated with amortization of debt discount for convertible debentures and notes payable issued during 2006 in the amount of approximately $1,900,000. Our net loss from discontinued operations was approximately $246,000 for the year ended December 31, 2006 primarily due to the discontinued operations of our InfoCenter, Inc. subsidiary. Net loss per share from continuing operations was $(0.33) for the current year versus
$(0.09) for the prior year while the net loss per share from discontinued operations was ($0.01) for the current year and ($0.00) for the prior year.

REVENUE

            Revenues for the years ended December 31, 2006 and 2005 were $109,028 and $556, respectively.

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

RESEARCH AND DEVELOPMENT EXPENSE

            Research and development for the years ended December 31, 2006 and 2005 were $621,455 and $83,333, respectively. These costs are mainly due to the development, implementation and maintenance services provided by key vendors on database and assessment servers, as well as costs incurred on the required operating infrastructure within key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

SELLING EXPENSES

            Selling expenses for the years ended December 31, 2006 and 2005 were $721,377 and $83,583, respectively. These costs primarily relate to the hiring of sales and marketing manager-level staff in the beginning of 2006. We will continue to market our technology directly and through channel partners. Our future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensibly-robust enrollment and subsequent identity protection system.

GENERAL AND ADMINISTRATIVE EXPENSE

            General and administrative expense for the years ended December 31, 2006 and 2005 was $3,359,679 and $1,266,174, respectively. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees. Any remaining costs were from general operations.

DEPRECIATION AND AMORTIZATION

            Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $9,553 and $3,554, respectively. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures during 2006.

FINANCING COSTS

            Non-cash financing costs for the years ended December 31, 2006 and 2005 were $1,640,068 and $560,417, respectively. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Amortization of Debt Discount". These discounts are amortized over the life of the debentures. Please see Note 8 in the consolidated financial statements contained herein for more details on these transactions.

INTEREST EXPENSE

            Interest expense for the year ended December 31, 2006 was $272,426 versus $104,729 a year ago. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances in 2006.

NET LOSS FROM DISCONTINUED OPERATIONS

            The loss from discontinued operations for the year ended December 31, 2006 was approximately $246,000. This loss represents the loss incurred on our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in the current period. Pursuant to the terms of the Distribution Agreement noted above, the distribution of the InfoCenter, Inc. subsidiary was required to be completed on or before January 31, 2006. On January 30, 2006, we amended our Distribution Agreement with our subsidiary InfoCenter, Inc. to change the date on which the requirement of filing a registration statement for the distribution of such shares from "January 31, 2006" to "August 31, 2006". Inasmuch as the Board of Directors of InfoCenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2006, our principal source of liquidity consisted of approximately $116,000 in cash and cash equivalents. In February 2007, we secured an additional $815,000 in 6% Convertible Debentures. We will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products. We have also utilized approximately $5,370,000 in cash from operating activities since inception. For these reasons, our independent auditors have stated in their report that there is a substantial doubt as to the Company's ability to continue as a going concern

            On February 29, 2005, Budget signed an agreement (the "Exchange Agreement") to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for issuance of 21,000,000 shares of the Company's common stock and Share Rights Certificates entitling the former stockholder of Edentify to receive the balance of the shares upon consummation of a reverse 1-for 10 split of our common stock (the "Reverse Split") or other corporate action making new shares available for issuance. The agreement was effective on April 29, 2005 subject only to the approval of the Reverse Split. Pursuant to the Exchange Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent, and paid an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc.) on July 19, 2005. The Reverse Split became effective on July 13, 2005 and an additional 19,510,255 shares of our common stock was then issuable to the former sole stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2%, in the aggregate of the outstanding common stock of the Company at that time.

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

            The December 2004 issuance by Edentify of $300,000 principal amount, 8% senior secured convertible debentures due on December 31, 2006 (as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 2,000,000 shares of our common stock (as a result of the Acquisition) in a private placement, resulted in aggregate proceeds to the Company of $300,000.The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at 8% of the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009. In December 2005, the debenture holders exercised 2,000,000 warrants for which the Company received gross proceeds of $300,000. The convertible debenture was issued with a $300,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

            The April 2005 issuance by Edentify of $600,000 principal amount 8% senior secured convertible debentures due on April 21, 2007 (as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 1,875,000 shares of our common stock (as a result of the Acquisition) in a private placement, requires interest to be paid quarterly at 8% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010. The convertible debenture was issued with a $600,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

            Our August 2005 issuance of $1,000,000 principal amount, 6% senior secured convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement, requires interest to be paid quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010. The convertible debenture was issued with a $1,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

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

            Our December 2005 issuance of $1,050,000 principal amount, 6% senior secured convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement, requires interest to be paid quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

            Our May 2006 issuance of $800,000 principal amount 6% senior secured convertible debentures due on May 30, 2009, and warrants to receive an aggregate of 1,600,000 shares of common stock of the Company in a private placement requires interest to be paid quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,600,000 shares of common stock at a price of $0.50 per share at any time commencing on May 30, 2006 through May 30, 2011. The convertible debenture was issued with a $800,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

            Our September 2006 issuance of convertible debentures in principal of, 6% senior convertible debentures due on September 30, 2009, and warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private requires interest to be paid quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share at any time commencing on September 30, 2006 through September 30, 2011. The convertible debenture was issued with a $500,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

            We received $1,102,000 principal amount in bridge financing in November, 2006. These notes had interest payable at 6% per annum and were due on June 30, 2007. A portion of this interest was capitalized with the notes and the remainder for the period ending December 31, 2006 was paid in shares of our common stock. These notes were subsequently converted to debentures and, in conjunction therewith, we issued warrants to receive an aggregate of 1,000,000 shares of common stock of the Company.

            Our January-February 2007 issuance of $815,000 principal amount 6% senior convertible debentures due on February 20, 2009, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement requires interest to be paid quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012. The convertible debenture was issued with a $815,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

            As of March 31, 2007, debenture holders Whalehaven Capital Fund Limited converted $20,000 into 40,000 shares of common stock and Gamma Opportunity Capital Partners converted $25,000 into 166,667 shares of common stock.

            Please see "Recent Financing and Asset Acquisitions" in Item 1. Business above and Note 5 - "Software and Verification Technology Purchase";
Note 7 - "Other Intangible Assets, and Note 8 - "Long Term Debt" in the consolidated financial statements contained herein for more details on our acquisition of assets and debenture and stock financings.

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

GOING CONCERN

            We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive business activities. For these reasons our independent auditors have stated in their report that they have substantial doubt as to whether we will be able to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

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

            In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a pre-existing policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the implications of this Statement.

            In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

            The consolidated balance sheet as of December 31, 2006, and our consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period from incorporation (August 27, 2004) through December 31, 2006, together with the reports of WithumSmith + Brown, P.C. and Cinnamon, Jang, Willoughby & Company, respectively, independent registered public accounting firms, are included beginning at page F-1 at the end of this report. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" on page F-1.

ITEM8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

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

During the fiscal year ended December 31, 2006, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a).

                                   MANAGEMENT

The current officers and directors of the Company are as follows:

NAME                 AGE                      POSITION
------------------   ---   ----------------------------------------------
Terrence DeFranco     40   Chairman, Chief Executive Officer, Director
Thomas J. Harkins     49   Chief Operating Officer
Kenneth R. Vennera    40   Chief Legal Officer/General Counsel, Secretary
Michael Preston       61   Director
Eric Gertler          44   Director
Mark Gelnaw           49   Director

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

            Prior to joining the Company, Mr. Vennera was a senior associate with the law firm of Flamm, Boroff & Bacine, P.C. in Blue Bell, Pennsylvania for over a year. Prior to this, Mr. Vennera was a senior associate with Reed Smith, LLP in the Corporate and Securities Department of their Manhattan office. Mr. Vennera also worked for PricewaterhouseCoopers in their Tax Consulting Department prior to joining Reed Smith.

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

Mark Gelnaw
Director

      Mr. Gelnaw has over 25 years of experience in the financial services industry having held senior positions at Deutsche Bank, Lehman Brothers, Salomon Brothers and Andersen Consulting (currently known as Accenture). Most recently Mr. Gelnaw has held positions of Global Head of Business Development and Head of Strategic Funds for Deutsche Bank. Mr. Gelnaw also served as Chief Operating Officer for Deutsche Bank's Asset Management and Deutsche Bank's Equity divisions where he was involved in all aspects of the business including structuring, marketing, investment management, due diligence as well as serving as a liaison with all the service functions that interface with the business processes. During Mr. Gelnaw's tenure as Chief Operating Officer of the Equity Division the business grew in less than three years from a loss 40 million euros to a net profit of over 2.5 billion euros. Mr. Gelnaw was responsible for the acquisition of the NatWest Derivative businesses and played a lead role in the acquisition of Bankers Trust. Mr. Gelnaw served on the Firm's Divisional Executive Committees and was a member of the Firm's top 40 professional charged with establishing the business mission and strategy.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of equity securities, to file reports with the Securities and Exchange Commission reflecting their initial position of ownership on Form 3 and changes in ownership on Form 4 or Form 5. Based solely on a review of the copies of such Forms received by us, we believe that, during the fiscal year ended December 31, 2006, all of our officers, directors and ten percent stockholders complied with all applicable Section 16(a) filing requirements on a timely basis.

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

ITEM 10. EXECUTIVE COMPENSATION.

            The summary compensation table below sets forth the aggregate compensation paid or accrued by us for the fiscal year ended December 31, 2006, to our Chief Executive Officer, Chief Operating Officer and Chief Legal Officer/General Counsel who were serving as executive officers at the end of the last completed fiscal year and whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executives"). The summary of the employment agreements with our executives are described below.

                         SUMMARY EXECUTIVE COMPENSATION

                                                                         OPTION
                                                                         AWARDS     ALL OTHER
    NAME AND PRINCIPAL                  SALARY                STOCK       ($)     COMPENSATION    TOTAL
         POSITION            YEAR(1)     ($)     BONUS($)   AWARDS($)    (2)(3)        ($)        ($)(2)
--------------------------   -------   -------   --------   ---------   -------   ------------   -------
Terrence M. DeFranco,          2006    150,000    15,000      56,000        -0-        -0-       221,000
  Chief Executive Officer
Thomas J. Harkins,             2006    150,000    12,500      56,000        -0-        -0-       218,500
  Chief Operating Officer
Kenneth R. Vennera,            2006    115,000       -0-       7,200    494,547        -0-       616,547
  General Counsel/
  Chief Legal Officer

Notes

(1) The Company does not have any non-equity incentive plans or nonqualified deferred compensations.

(2) None of the options were in the money as of year-end and have a current value of -0-.

(3)   Using a Black-Scholes valuation formula.

               Outstanding Equity Awards at Fiscal Year-End (2006)

                                            Option Awards(1)                                      Stock Awards(2)
                    ------------------------------------------------------------  -----------------------------------------
                     Number of     Number of                                      No. of  Market                Market or
                     Securities    Securities                                     Shares   Value              Payout Value
                     Underlying    Underlying     Equity                            of      of      Equity      of Equity
                    Unexercised   Unexercised   Incentive    Option     Option    Stock   Shares  Incentive     Incentive
                    Options (#)   Options (#)      Plan     Exercise  Expiration    Not     Not      Plan      Plan Awards
Name                Exercisable  Unexercisable    Awards   Price ($)     Date     Vested  Vested  Awards(3)  Not Vested ($)
------------------  -----------  -------------  ---------  ---------  ----------  ------  ------  ---------  --------------
Terrence DeFranco     833,333       416,667         --        (2)       1/01/10      0       0     100,000         0
Thomas J. Harkins     625,000       625,000         --        (2)       7/29/12      0       0     100,000         0
Kenneth R. Vennera    500,000       500,000         --        --        1/01/11      0       0           0         0

(1) 1/3 of the options have an exercise price of $0.75 per share, 1/3 have an exercise price of $2.00 per share and 1/3 have an exercise price of $5.00 per share. The options held by Mr. Harkins vest with the lowest exercise price vesting first.

(2) no shares were issued to any executive officer in 2005. In 2006, Terrence DeFranco and Thomas Harkins received 100,000 shares each as bonus for 2005. In addition, Terrence DeFranco received shares of common stock in 2006 as director compensation (see Director Compensation table below).

(3)   Number of shares of common stock.

EMPLOYMENT AGREEMENTS

            Effective April 29, 2005, we assumed the employment contract with Terrence DeFranco, who was appointed by our Board as the Chief Executive Officer and Chairman effective upon the closing of the Acquisition. The term of the agreement is for a period of three years and is terminable for cause. In connection with his employment, Mr. DeFranco was granted options to purchase a total of 1,250,000 shares of our common stock, at exercise prices varying from $0.75 to $5.00 per share vesting over a period of three years at a rate of 1/36th per month, with all options being fully vested in 36 months and is eligible for such benefits as are provided to other executives of the Company. Pursuant to the terms of his employment agreement with the Company, Mr. DeFranco may not engage in any competitive activity for a period of two years following the termination of his employment with the Company.

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

Board Compensation

            As approved by our board in March, 2006 and retroactive to January 1, 2006, our directors receive the following compensation for serving on our board:

1. The sum of $2,000 per month (the "Total Due") of actual service on the Board payable (for the calendar year 2006) as follows:

      (a) 50% of the Total Due for such period by check and

      (b) such number of restricted shares of the common stock of the Company equal to 50% of the Total Due for such period divided by the closing price of the Company's common stock as quoted on the OTC Bulletin Board on the last trading day of the respective quarter.

2. Reimbursement of reasonable expenses not in excess of $750 per quarter (without prior approval by the Chief Executive Officer of the Company).

3. Payment in respect of amounts due pursuant to paragraphs 1 or 2 above is made in arrears on the last business day of each respective calendar quarter of service (or the next business day if such day is a Saturday, Sunday or federal holiday).

4. For each year of actual service, one (1) warrant, with an expiration date 5 years after issuance, to purchase 50,000 shares of common stock of the Company, issued on the first day of the year in which service is to take place, with an exercise price equal to 110% of the closing price of the Company's common stock as quoted on the OTC Bulletin Board on the first trading day of the calendar year in which such service takes place, provided however, that such warrant may only be exercised, in part, once per quarter, on or after the last business day of each quarter of actual service, for no more than 12,500 shares per quarter.

5. Additional compensation to be granted to those board members serving on Audit and Compensation Committees in the sole discretion of the Board.

                              Director Compensation
                                (FY 2006) (1)(2)

                    Fees Earned                                             Total ($)
                     or Paid in   Stock Awards     Option                 Compensation
Name                Cash ($)(3)     ($)(4)(5)    Awards ($)   All other        ($)
-----------------   -----------   ------------   ----------   ---------   ------------
Terrence DeFranco      $9,000        $9,000         None         None        $18,000
Mark Gelnaw            $6,000        $6,000         None         None        $12,000
Eric Gertler           $9,000        $9,000         None         None        $18,000
Michael Preston        $9,000        $9,000         None         None        $18,000

(1)   No compensation was paid to directors in 2005.

(2) We do not have a non-equity incentive plan or nonqualified deferred compensation plan for directors.

(3) represents 3 quarters of 2006. The fourth quarter was paid in January of 2007 (i.e., an additional $3,000 per director in cash.

(4) represents 3 quarters of 2006. Shares for the fourth quarter were issued in January of 2007 (i.e., an additional 4,348 shares with a market value at the time of issuance of $3,000 per director).

(5) Total shares issued to directors as of December, 2006: Terrence DeFranco-11,412, Mark Gelnaw-7,412, Eric Gertler-11,412, and Michael Preston-11,412 (see note 4 above).

COMPENSATION COMMITTEE

            Presently, the Board of Directors acts as the Compensation Committee as permitted by the rules of the Securities & Exchange Commission. We plan to establish a Compensation Committee consisting of three independent directors as soon as practical as the board is expanded.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            The following table sets forth--

            o each person who is known by us to be the owner of record or beneficial owner of more than 5% of its outstanding Common Stock;

            o     each of our directors and each of our executive officers;

            o     all of our directors and executive officers as a group; and

            o the number of shares of Common Stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

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

            Except as otherwise noted below, the address of each of the persons in the table is c/o 74 West Broad Street, Bethlehem, PA 18018.

NAME OF BENEFICIAL OWNER (1)                       NUMBER OF SHARES (3)    OWNED
----------------------------                       --------------------   ------
Terrence DeFranco (2, 3)                                 8,374,166         32.7%
Face2face, Inc.                                          7,500,000         29.3%
Thomas Harkins (2)                                         100,000           (5)
Kenneth Vennera (2)                                         12,000           (5)
Mark Gelnaw (3)                                             11,412           (5)
Eric Gertler (3)                                            11,412           (5)
Michael Preston (3)                                         11,412           (5)
All of our directors and executive officers as a
  group (6 persons)                                      8,520,402         33.2%

----------
(1) Each of Bushido Capital Master Fund, L.P., Gamma Capital Opportunity Partners, L.P., Class A Gamma Capital Opportunity Partners, L.P., Class C and Whalehaven Capital, LP own Convertible debentures and warrants of the Company that contain provisions that prohibit the conversion or exercise of such debenture or warrant, if such conversion or exercise would cause any of them to own 4.99% or more of the outstanding shares of common stock of the Company. As a result none of the forgoing beneficially own more than 5% of our shares of common stock.

(2)   Executive Officer

(3)   Director

(4) Does not include exercise of vested options to purchase shares of Common Stock and conversion of debentures into Common Stock. Mr. DeFranco currently has options vested entitling him to acquire 416,667 Shares of Common Stock.

(5)   Less than 1%

Description of Securities.

GENERAL

            At the date hereof the Company is authorized by our certificate of incorporation to issue an aggregate of 100,000,000 shares of Common Stock, par value $.001.

COMMON STOCK

            Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. There is cumulative voting for the election of directors. Subject to the prior rights of any class or series of preferred stock which may from time to time be outstanding, if any, holders of Common Stock are entitled to receive ratably, dividends when, as, and if declared by our board of directors out of funds legally available for that purpose and, upon our liquidation, dissolution, or winding up, are entitled to share ratably in all assets remaining after payment of liabilities and payment of accrued dividends and liquidation preferences on the preferred stock, if any. Holders of Common Stock have no preemptive rights and have no rights to convert their Common Stock into any other securities. The outstanding Common Stock is validly authorized and issued, fully-paid and nonassessable. In the event we were to elect to sell additional shares of Common Stock following this Offering, investors in this Offering would have no prior right to purchase additional shares. As a result, their percentage equity interest in the Company would be diluted.

            Except as otherwise required by Delaware law, all stockholder action is taken by the vote of a majority of the outstanding shares of Common Stock voting as a single class present at a meeting of stockholders at which a quorum consisting of a majority of the outstanding shares of Common Stock is present in person or proxy.

WARRANTS

            The Company has issued the following warrants to acquire the following number of shares of the Company's common stock: (1) 12,175,000 in connection with offerings of convertible debentures to investors (see "Convertible Debentures" below), of which 2,000,000 have been exercised to acquire 2,000,000 shares of our Common Stock; (2) 1,000,000 to face2face animation, Inc. in connection with the license and development agreements described in detail under the heading "Material Agreements" above and (3) 187,500, in the aggregate, to our directors as part of the Board Compensation Plan described in the section titled Board Compensation" above.

CONVERTIBLE DEBENTURES

            The Company has issued seven series of convertible debentures.

            Each series of convertible debentures has the following material common terms (qualified, in their entirety by the specific terms outlined in the form of documents attached as exhibits to this Registration Statement).

1. Interest on the debentures is payable in cash or in kind. Late fees payable at a rate of 18% (if allowed by law).

2. Conversions of the debentures are restricted such that no investor may, individually, be deemed to hold more than 4.99% of the outstanding common stock of the company.

3. The debentures are subject to redemption by the company at a price equal to 125% of the principal amount plus accrued interest and are subject to forced conversion if the stock is trading, not earlier than 1 year after the closing date, at or above $1.50 per share for 30 consecutive trading days and the average trading volume equals or exceeds $150,000.

4. The following are events of default under the debentures:

      o     Non-payment of principal and/or interest;

      o     Failure to perform any covenant;

      o The making of any materially untrue or incorrect representation or warranty or any other written statement in a transaction document;

      o     A voluntary or involuntary bankruptcy by the company;

      o     A default by the company on any obligation in excess of $150,000;

      o The company is a party to any change of control transaction or fundamental transaction;

      o Failure to have the registration statement required pursuant to the Registration Rights Agreement, executed simultaneously with the debenture, declared effective within 180 days from the closing date on the offering in which they were acquired by investors. This provision was waived in writing by our investors, however.

      o Inability of the investors to resell registrable securities acquired in the offering for more than 10 consecutive trading days or 15 non-consecutive trading days in any 12-month period;

      o Failure of the company to deliver stock certificates prior to the 5th trading day after a conversion.

      o     Any breach under the transaction documents.

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

            Those terms that are specific to a series are described in the respective paragraphs detailing each series below.

            The December, 2004 issuance of convertible debentures (assumed from Edentify, Inc.) consisted of the issuance of an aggregate of $300,000 in principal amount of 8% senior secured convertible debentures due on December 31, 2006 (as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement. Interest is due quarterly at the rate of 8% per annum of the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009.

            The April, 2005 issuance of convertible debentures (assumed from Edentify, Inc.) consisted of an aggregate of $600,000 in principal amount of 6% senior secured convertible debentures due on April 21, 2007 (as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement. Interest is due quarterly at the rate of 8% per annum of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21, 2010.

            The August, 2005 issuance consisted of $1,000,000 in principal amount of 6% senior secured convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement. Interest is due quarterly at the rate of 6% Per annum of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010.

            The December, 2005 issuance consisted of $1,050,000 in principal amount of 6% senior secured convertible debentures due on December 10, 2008, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at the rate of 6% Per annum of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010.

            The May, 2006 issuance consisted of $800,000 in principal amount of 6% senior secured convertible debentures due on May 15, 2009, and warrants to receive an aggregate of 1,600,000 shares of common stock of the Company in a private placement. Interest is due quarterly at the rate of 6% per annum of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,600,000 shares of common stock at a price of $0.50 per share at any time commencing on May 15, 2006 through May 15, 2011.

            The September, 2006 issuance consisted of $500,000 in principal amount of 6% senior secured convertible debentures due on September 29, 2009, and warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement. Interest is due quarterly at the rate of 6% per annum of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share at any time commencing on September 29, 2006 through September 29, 2011.

            By agreement with the lenders of our November, 2006 bridge financing, we issued $1,102,000 in principal amount of 6% debentures due June 30, 2007, and warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement. This financing was originally a bridge loan to the Company, however, the terms converting it to a debenture were not finalized until February, 2007, with an effective date of November 27, 2007. Interest is due quarterly at the rate of 6% per annum of the outstanding principal. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on November 29, 2006 through November 29, 2011.

            The January-February 2007 issuance of $815,000 principal amount 6% convertible debentures due on February 20, 2010, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $815,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

      A. Certain Relationships and Related Transactions.

            The acquisition of Edentify, Inc. by Budgethotels Network, Inc. by means of a share exchange (the "Acquisition") as described above was effective as of March 29, 2005. As a result of the Acquisition, certain institutional investors of Edentify in the offerings described below became our shareholders.

            Our December, 2004 issuance of securities (assumed from Edentify, Inc.) consisted of the issuance of an aggregate of $300,000 in principal amount of 8% senior convertible debentures due on December 31, 2006, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement to two institutional investors. These warrants were exercised for cash in December, 2005. The investors were granted registration rights for the shares underlying their conversion of the debentures and the exercise of the warrants.

            Our April 2005 issuance of securities (assumed from Edentify, Inc.) consisted of an aggregate of $600,000 in principal amount of 6% senior convertible debentures due on April 21, 2007, and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement to two institutional investors from the December, 2004 offering as well as another institutional investor.

            These same institutional investors were also the most significant investors in our August, 2005 private offering as well as participating in our December, 2005 private offering.

            Our August, 2005 issuance of securities consisted of $1,000,000 in principal amount of 6% senior convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement to the same institutional investors that invested in the December 2004 offering (and who participated in the April 2005 offering).

            Our December, 2005 issuance of securities consisted of $1,050,000 in principal amount of 6% senior convertible debentures due on December 10, 2007, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement that included one of the institutional investors from the December, 2004, April 2005 and August 2005 offerings. The other investors were unrelated third party accredited investors.

            Our November, 2006 issuance of securities (finalized in February
2007) consisted of $1,102,000 in principal amount of 6% senior convertible debentures due on November 29, 2008, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement that included one of the institutional investors from the December, 2004, April 2005, August 2005 and December, 2005 offerings. The other investor is an unrelated third party accredited investor.

            Craig DeFranco, our Controller, and an employee of the Company, is a family member of our Chief Executive Officer and receives a salary of $70,000 annually for his services.

      B. Director Independence

      General.

      We currently use the definition of independence adopted by inter-dealer quotation system of the National Association of Securities Dealers. According to this definition, Messrs. Gelnaw, Gertler and Preston are independent directors. Mr. DeFranco is also the Chief Executive Officer, an employee of the Company, and is not independent according to this definition. All decisions requiring review of his compensation or other matters requiring independent review are taken with Mr. DeFranco abstaining.

      Board Meetings and Committees.

      During 2006, the Company held four regular quarterly meetings of the board of directors and two special meetings of the Board. All of the incumbent Board members attended at least 75% of the total number of meetings held by the Board. The Company does not have any standing audit, nominating, and compensation committees as yet. Our entire Board of Directors acts as the audit committee, as well as performing the functions of nominating and compensation committee. It is the view of the Board that, given the size of the Company and the size of the Board of Directors (four members), that the functions of these separate committees can best be accomplished without the formality of separate committees. As the Company grows in size and, commensurate therewith, increases the size of the Board, the Board will create such committees when appropriate. When voting on matters for which there may be a conflict of interest with a particular board member, the appropriate person abstains from voting on such matter.

      In particular, as the Company does not have a separate audit committee, it does not, at present, have an audit committee charter. The Board, acting in the audit committee function, has discussed with the Company's independent auditors, the matters required to be discussed by statement on Auditing Standards No. 61, as amended, and has received the written disclosures and the letter required by Independence Standards Board Standards No.1 from the Company's independent accountants. Michael Preston, who is independent member of the Board, acts as Company's financial expert with the attributes described in Item 407 (d)(5)(ii) for purposes of fulfilling this requirement for the Board when performing its audit committee function.

      Also, in respect of the compensation committee function, only Messrs. Gelnaw, Gertler and Preston participate in the consideration of the compensation of our executive officers, whereas all board members participate in the decision regarding compensation of directors.

      Shareholder Communications.

      As our outside shareholders are a relatively small group, the Board does not have a formal process for shareholders to send communications to the Board, however, all shareholders are encouraged to send any such communications to the Company's general counsel and secretary via email, regular mail or facsimile.

ITEM 13. EXHIBITS

Unless otherwise indicated filed herewith are the following exhibits:

Exhibit No.   Description of Document
-----------   ------------------------------------------------------------------
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

4.5 Form of Registration Rights Agreement dated as of December 31, 2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.6 Form of Security Agreement dated as of December 31, 2004 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006

4.7 Form of Securities Purchase Agreement dated as of April 21, 2005 filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006.

4.7(a) Letter Agreement by and between the Company and Bushido Capital, Gamma Capital, and Bridges & Pipes LLC dated as of April 29, 2005 amending the April 21, 2005 Investment terms filed as an exhibit to the Company's registration statement on Form SB-2 filed on June 16, 2006.

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

10.3 Employment Agreements by and between the Company and Terrence DeFranco filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006.

10.4          Employment Agreement by and between the Company and Thomas J.
              Harkins filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006.

10.5          Employment Agreement by and between the Company and Kenneth R.
              Vennera filed as an exhibit to the Company's registration statement on Form SB-2 on January 18, 2006.

14.1 Code of Ethics filed as an exhibit to the Company's Form 10-KSB filed with the Commission on March 30, 2006.

31.1          Certification Pusuant to Section 302

32.1          Certification Pusuant to Section 906

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            All audit and professional services provided by our independent registered public accounting firms are approved by the Board of Directors. The following table shows the aggregate fees billed to us by our independent registered public accounting firms for professional services rendered during the years ended December 31, 2006 and December 31, 2005.

DESCRIPTION OF FEES     2005(1)     2006(2)
-------------------   ----------   --------
Audit Fees              $25,000    $108,561
Audit-Related Fees        3,500       4,655
Tax Fees                     --      21,155
All Other Fees              -0-         -0-
                        -------    --------
  Total                 $28,500    $134,371
                        =======    ========

(1) Audit fees in 2005 relate to our previous auditors, Cinnamon Jang Willoughby & Company

(2) Audit fees in 2006 relate to our current auditors, WithumSmith + Brown, P.C.

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

Tax Fees

            Represents the fees for preparation of the federal, state and local income tax returns for the Company and its subsidiaries, and related services.

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

                                        Edentify, Inc.


Date: April 16, 2007                    /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                          Chief Executive Officer and Principal
                                          Financial Officer, Director


                                        /s/ Craig DeFranco
                                        ----------------------------------------
                                        Craig DeFranco
                                        Controller


                                        /s/ Michael Preston
                                        ----------------------------------------
                                        Michael Preston
                                        Director


                                        /s/ Eric Gertler
                                        ----------------------------------------
                                        Eric Gertler
                                        Director

                         EDENTIFY, INC AND SUBSIDIARIES
                        (a Development Stage Enterprise)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm,
  WithumSmith+Brown, P.C., December 31, 2006                                 F-1

Report of Independent Registered Public Accounting Firm, Cinnamon Jang
  Willoughby & Company, Chartered Accountants, December 31, 2005             F-2

Consolidated Balance Sheet as at December 31, 2006                           F-3

Consolidated Statements of Operations for the years ended December 31,
  2006 and 2005 and for the period from incorporation (August 27, 2004)
  to December 31, 2006                                                       F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for the
  period from incorporation (August 27, 2004) to December 31, 2006           F-5

Consolidated Statements of Cash Flows for the years ended December 31,
  2006 and 2005 and for the period from incorporation (August 27, 2004)
  to December 31, 2006                                                       F-6

Notes to Consolidated Financial Statements                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Edentify, Inc.. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Edentify, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended, and for the period from August 27, 2004 (date of inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of and the period from August 27, 2004 (date of inception) through December 31, 2005 were audited by other auditors whose report, dated March 10, 2006 (July 19, 2006 as to the effects of the restatements described in note 14 to the 2005 financial statements), expressed an unqualified opinion on those statements. The consolidated financial statements for the period from August 27, 2004 (date of inception) through December 31, 2005 reflect total revenues and net loss of $556 and $2,129,590, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Edentify, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, and for the period from August 27, 2004 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share Based Payment."

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the accompanying consolidated financial statements, the Company is currently in the development stage, had a net loss of approximately $8,642,000 for the year ended December 31, 2006 and had a deficit accumulated under the development stage of approximately $12,548,000 as of December 31, 2006. Further, the Company had utilized, from inception, approximately $5,370,000 of cash from operating activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ WithumSmith+Brown, P.C.
Princeton, New Jersey
April 12, 2007

[HLB COMPANY LOGO] CINNAMON JANG WILLOUGHBY & COMPANY

Chartered Accountants
A PARTNERSHIP OF INCORPORATED PROFESSIONALS

            Report of Independent Registered Public Accounting Firm

To the stockholders of Edentify, Inc. and Subsidiaries (A Development Stage Enterprise):

      We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of Edentify, Inc. and subsidiaries (A Development Stage Enterprise) for the year ended December 31, 2005 and for the period of inception (August 27, 2004) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Edentify, Inc. and Subsidiaries for the year ended December 31, 2005 and for the period of inception (August 27, 2004) to December 31, 2005 in conformity with generally accepted accounting principles in the United States.

      As described in note 14 to the 2005 consolidated financial statements, the consolidated financial statements of Edentify, Inc. as of and for the year ended December 31, 2005 have been restated. Such amended financial statements were filed as part of a Form 10-KSB/A that was filed with the Securities and Exchange Commission on August 4, 2006.


                                        /s/ "Cinnamon Jang Willoughby & Company"
                                        ----------------------------------------
                                        Chartered Accountants

Burnaby, Canada
March 10, 2006 (July 19, 2006 as to the effects of the restatements described in note 14 to the amended 2005 consolidated financial statements)

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2.
Telephone: +1 604 435 4317. Fax: +1 604 435 4319.

HLB Cinnamon Jang Willoughby & Company is a member of HLB International. A WORLD-WIDE ORGANIZATION OF ACCOUNTING FIRMS AND BUSINESS ADVISORS.

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET

                                                                     December 31,
                                                                         2006
                                                                     ------------
                              Assets

Current assets:
  Cash and cash equivalents                                          $    115,549
  Prepaid expenses                                                         44,351
  Data implementation                                                     202,778
  Other current assets                                                    133,249
                                                                     ------------
    Total current assets                                                  495,927

Property and equipment, net                                             1,281,979

Other assets:
  Intangibles                                                           2,545,806
                                                                     ------------

Total assets                                                         $  4,323,712
                                                                     ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                   $    142,980
  Line of credit                                                          127,160
  Notes payable                                                           260,000
  Payroll taxes payable                                                        14
  Deferred revenue                                                         34,642
  Liabilities of discontinued operations                                  321,090
  Accrued interest                                                        328,127
  Accrued expenses and other current liabilities                          166,058
  Current portion of long-term debt, net of discount of $1,377,905      1,624,097
                                                                     ------------
    Total current liabilities                                           3,004,168
                                                                     ------------
Long-term liabilities:
  Deferred revenue - long term                                             10,556
  Long-term debt, net of discount of $1,773,611                           576,389
                                                                     ------------
Total long-term liabilities                                               586,945
                                                                     ------------
Total Liabilities                                                       3,591,113
                                                                     ------------
Stockholders' equity:
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    18,490,081 shares issued and outstanding                               18,490
  Common stock subscribed; 7,122,990 shares                                 7,123
  Additional paid-in capital                                           13,254,972
  Deficit accumulated during the development stage                    (12,547,986)
                                                                     ------------
    Total stockholders' equity                                            732,599
                                                                     ------------
Total liabilities and stockholders' equity                           $  4,323,712
                                                                     ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Cumulative Period
                                                                                                  August 27, 2004
                                                      For the year ended   For the year ended   (inception) through
                                                       December 31, 2006    December 31, 2005    December 31, 2006
                                                      ------------------   ------------------   -------------------
Revenues:
  Sales, net                                              $   109,028          $       556          $    109,584
Cost of sales                                               1,328,951                8,483             1,337,434
                                                          -----------          -----------          ------------
Gross profit (loss)                                        (1,219,923)              (7,927)           (1,227,850)
                                                          -----------          -----------          ------------
Operating expenses:
  Research and development                                    621,455               83,333               708,250
  Selling expenses                                            721,377               83,583               873,775
  General and administrative expenses                       3,359,679            1,266,174             4,568,324
  Depreciation and amortization                                 9,553                3,554                13,107
  Impairment of data implementation asset                     555,556                   --               555,556
                                                          -----------          -----------          ------------
Total operating expenses                                    5,267,620            1,436,644             6,719,012
                                                          -----------          -----------          ------------
Loss from operations                                       (6,487,543)          (1,444,571)           (7,946,862)
                                                          -----------          -----------          ------------
Other income / (expense):
  Other income / (expense)                                     (1,770)                (162)               (1,932)
  Amortization of debt discount                            (1,640,068)            (560,417)           (2,200,485)
  Interest income                                               5,485                1,742                 7,227
  Interest expense                                           (272,426)            (104,729)             (377,155)
                                                          -----------          -----------          ------------
Total other income / (expense)                             (1,908,779)            (663,566)           (2,572,345)
                                                          -----------          -----------          ------------
Loss from continuing operations                            (8,396,322)          (2,108,137)          (10,519,207)
Loss from discontinued operations                            (245,798)              (6,705)             (252,503)
                                                          -----------          -----------          ------------
Net loss                                                  $(8,642,120)         $(2,114,842)         $(10,771,710)
                                                          ===========          ===========          ============
Basic and diluted net loss per common share:
  Continuing operations                                   $     (0.33)         $     (0.09)
  Discontinued operations                                       (0.01)                  --
                                                          -----------          -----------
Net loss per common share                                 $     (0.34)         $     (0.09)
                                                          ===========          ===========

Weighted average shares of common stock outstanding        25,274,934           24,596,217
                                                          ===========          ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    FOR THE PERIOD FROM AUGUST 27, 2004 (INCEPTION) THROUGH DECEMBER 31, 2006


                                                                                                       Deficit
                                                                       Common Stock                  Accumulated      Total
                                                  Common Stock          Subscribed      Additional   During the    Stockholders'
                                               -------------------  -----------------    paid-in-    Development      Equity
                                                 Shares     Amount    Shares   Amount    capital        Stage      (Deficiency)
                                               ----------  -------  ---------  ------  -----------  ------------  -------------
Balance - August 27, 2004                           1,000  $    --         --  $   --  $     5,000  $         --   $     5,000
Recapitalization for  retroactive effect of
  reverse acquisition                          17,377,435   17,378  7,122,990   7,123    1,511,437    (1,776,276)     (240,338)
Net loss for the period ended
  ended December 31, 2004                              --       --         --      --           --       (14,748)      (14,748)
                                               ----------  -------  ---------  ------  -----------  ------------   -----------
Balance - December 31, 2004                    17,378,435   17,378  7,122,990   7,123    1,516,437    (1,791,024)     (250,086)
                                               ----------  -------  ---------  ------  -----------  ------------   -----------
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --      300,000            --       300,000
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --      600,000            --       600,000
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --    1,000,000            --     1,000,000
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --    1,050,000            --     1,050,000
Warrants exercised in connection with
  convertible debenture                                --       --         --      --      300,000            --       300,000
Fair value ascribed to license agreement and
  share and warrant issuance agreement with
  face2face                                            --       --         --      --    2,545,806            --     2,545,806
Fair value ascribed to software and
  verification technology purchased                    --       --         --      --      806,082            --       806,082
Issuance of Common Stock
   for investor relations fees                    350,000      350         --      --      254,800            --       255,150
Warrants issued for services provided                  --       --         --      --       86,164            --        86,164
Net loss for the year ended December 31, 2005          --       --         --      --           --    (2,114,842)   (2,114,842)
                                               ----------  -------  ---------  ------  -----------  ------------   -----------
Balance as of Decmber 31, 2005                 17,728,435   17,728  7,122,990   7,123    8,459,289    (3,905,866)    4,578,274
                                               ----------  -------  ---------  ------  -----------  ------------   -----------
Stock options issued to employees
as compensation                                        --       --         --      --    1,499,908            --     1,499,908
Stock options issued to consultants                    --       --         --      --      209,201            --       209,201
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --      800,000            --       800,000
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --      500,000            --       500,000
Fair value ascribed to debenture beneficial
  conversion features and related warrants             --       --         --      --    1,102,000            --     1,102,000
Warrants issued to board of directors                  --       --         --      --      124,838            --       124,838
Issuance of Common Stock for investor
  relations fees                                  350,000      350         --      --      251,650            --       252,000
Shares issued to employees as compensation        269,998      270         --      --      210,228            --       210,498
Shares issued to advisory board                   100,000      100         --      --       64,900            --        65,000
Issuance of Common stock for Directors' fees       41,648       42         --      --       32,958            --        33,000
Net loss for the year ended December 31, 2006          --       --         --      --           --    (8,642,120)   (8,642,120)
                                               ----------  -------  ---------  ------  -----------  ------------   -----------
Balance as of December 31, 2006                18,490,081  $18,490  7,122,990  $7,123  $13,254,972  $(12,547,986)  $   732,599
                                               ==========  =======  =========  ======  ===========  ============   ===========

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Cumulative Period
                                                                                                           August 27, 2004
                                                               For the year ended   For the year ended   (inception) through
                                                                December 31, 2006    December 31, 2005    December 31, 2006
                                                               ------------------   ------------------   -------------------
Cash flows from operating activities:
  Net loss                                                          (8,642,120)          (2,114,842)          (10,771,710)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization of property and equipment               74,207                3,554                77,761
  Impairment of data implementation asset                              555,556                   --               555,556
  Loss on impairment of business                                       150,000                   --               150,000
  Amortization of debt discount                                      1,640,068              560,417             2,200,485
  Stock options issued to employees as compensation                  1,499,908                   --             1,499,908
  Stock options issued to consultants                                  209,201                   --               209,201
  Warrants issued to board of directors                                124,838                   --               124,838
  Common stock issued for investor relations fees                      252,000              255,150               507,150
  Common stock issued to employees as compensation                     210,498                   --               210,498
  Common stock issued to advisory board                                 65,000                   --                65,000
  Common stock issued for directors' fees                               33,000                   --                33,000
  Warrants issued for services provided                                     --               86,164                86,164
  Changes in assets and liabilities:
  Prepaid expenses                                                     432,012           (1,009,419)             (599,908)
  Data implementation                                                 (202,778)                  --              (202,778)
  Other current assets                                                  (2,288)            (130,961)             (133,249)
  Accounts payable                                                     220,267             (156,062)               78,729
  Payroll taxes payable                                                (19,646)              19,660                    14
  Deferred revenue                                                      25,754               19,444                45,198
  Accrued interest                                                     254,013               74,114               328,127
  Accrued expenses and other current liabilities                      (383,295)             549,359               166,064
                                                                   -----------          -----------          ------------
Net cash used in operating activities                               (3,503,805)          (1,843,422)           (5,369,952)
                                                                   -----------          -----------          ------------
Cash flows from investing activities:
  Purchase of software and verification technology                      (3,619)            (487,000)             (490,619)
  Purchase of property and equipment                                   (21,252)             (36,445)              (63,040)
                                                                   -----------          -----------          ------------
Net cash used in investing activities                                  (24,871)            (523,445)             (553,659)
                                                                   -----------          -----------          ------------
Cash flows from financing activities:
  Proceeds from borrowings                                           2,402,000            3,237,160             5,739,160
  Proceeds from exercising of warrants                                      --              300,000               300,000
                                                                   -----------          -----------          ------------
Net cash provided by financing activities                            2,402,000            3,537,160             6,039,160
                                                                   -----------          -----------          ------------
Net increase (decrease) in cash and cash equivalents                (1,126,676)           1,170,293               115,549
Cash and cash equivalents at beginning of period                     1,242,225               71,932                    --
                                                                   -----------          -----------          ------------
Cash and cash equivalents at end of period                         $   115,549          $ 1,242,225          $    115,549
                                                                   ===========          ===========          ============
Supplemental disclosures of non-cash investing and financing activities:
  Acquisition of intangible                                        $        --          $ 2,545,806          $  2,545,806
                                                                   ===========          ===========          ============
  Common stock issued for acquisition of software technology       $        --          $   806,082          $    806,082
                                                                   ===========          ===========          ============
  Exchange of bridge notes into debentures                         $ 1,102,000          $        --          $  1,102,000
                                                                   ===========          ===========          ============
  Common stock warrants issued as a debt discount                  $ 2,402,000          $ 3,250,000          $  5,652,000
                                                                   ===========          ===========          ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   Notes to Consolidated Financial Statements

NOTE 1: COMPANY DESCRIPTION

            Edentify, Inc. ("Edentify") was formed in August 2004 with the objective of becoming a leader in the development and deployment of data analysis technology-based solutions for the prevention of identity theft and fraud. It is currently a development stage company. Edentify seeks to accomplish its goals by analyzing the means through which these crimes are perpetrated and through the development of new technologies and procedures to assist corporations, government agencies and consumers in the fight against identity fraud and related crime.

            The Company carries out its data analysis and monitoring through our wholly-owned subsidiary, Edentify, Inc. (Delaware), using a patented information-based technology that analyzes identity data information for individuals in large databases and is capable of detecting and scoring incidences of identity manipulation and potential theft (Identity Integrity Index(TM)). The forerunner of this technology is currently used in screening identities used for new checking account applications at nearly every major bank in the U.S. Edentify will continue to market this technology to other areas of the financial services industry, as well as to large healthcare organizations and local, state and federal governments.

            The biometric technology, presently still under development, would be marketed through, the Company's wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). The present plans for this technology are based on a set of algorithms, combining face and voice recognition techniques for authenticating the identity of an individual. The Company's agreement for the development of the IMB technology is with face2face, Inc., a character animation company that was spun off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech-recognition performance. Additionally, the IMB system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously

            Edentify is marketing its data analysis technology directly and through channel partners. The biometric technology is currently under development and, upon completion will be marketed through strategic partners as OEMs or value-added resellers. Future plans include the development of an integrated product that combines the Company's information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensively-robust enrollment and subsequent identity protection system.

NOTE 2: REORGANIZATION

            On February 29, 2005, BudgetHotels Networks, Inc., a Nevada corporation ("Budget") signed an Agreement to acquire all of the issued and outstanding shares of Edentify, Inc., a Delaware corporation ("Edentify") in exchange for the issuance of 21,000,000 shares of its common stock and Share Rights Certificates entitling the former stockholder of Edentify to acquire additional shares upon consummation of a reverse 1-for-10 split or other corporate action making new shares available for issuance, so that ultimately the former Edentify stockholder and nominees would own a total of 88.2% of the outstanding common stock of Budget (hereinafter, the foregoing transaction being the "Acquisition"). Pursuant to the Agreement, Edentify deposited $75,000 into an escrow account for the benefit of Budget in conjunction with the execution of the letter of intent (which amount was subsequently released to Budget), and was required to pay an additional $75,000 to Budget (with such amount to be assigned to InfoCenters, Inc., its subsidiary, hereinafter referred to as "InfoCenter") on or before July 31, 2005. This amount was paid to Budget in July 2005.

            The Company subsequently effected the reverse 1-for-10 split and upon its effectiveness, Budget issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock subscribed, although approximately 7,122,990 of these shares have not, as yet, been issued due to ministerial delays. The Exchange resulted in the owners and management of Edentify having effective operating control of the combined entity after the Acquisition, with the existing Budget investors continuing as only minority investors.

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

            The operations of our subsidiary, InfoCenter, Inc. have been accounted for as discontinued operations in accordance with accounting principles generally accepted in the United States of America (See Note 5).

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

DEVELOPMENT STAGE

      The Company is in the development stage as defined in Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company's development stage activities.

GOING CONCERN AND LIQUIDITY CONSIDERATIONS

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2006, the Company has a net loss of $8,642,120 and an accumulated deficit of $12,547,986 and has incurred an accumulated operating cash flow deficit of $5,369,952 since inception. The Company intends to fund operations through either sales, debt or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the following year.

      Thereafter, the Company will be required to seek additional funds, either through sales and/or debt and/or equity financing, to finance its long-term operations. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CASH AND CASH EQUIVALENTS

            For purposes of cash flow, cash consists of unrestricted cash balances held in banks.

RESTRICTED CASH

            Included in other current assets is restricted cash in the amount of $130,000 which is held in an interest bearing certificate of deposit used as collateral for a loan.

PROPERTY AND EQUIPMENT

            Property and Equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful life of the assets (3 to 10 years).

LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, management measures fair value based on discounted estimates of future cash flows.

INTANGIBLES

            Intangible assets are stated at cost. Amortization is provided using the straight-line method, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology. The Company has not yet begun utilizing the benefit of the intangible asset. As a result, the Company has not commenced amortization of the cost of this asset.

            After further development of this technology, and / or at the commencement of sales of products using this technology, the Company will begin to amortize the asset over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology.

INCOME TAXES

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial statement reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect when the differences are expected to reverse. The measurement of deferred income tax assets is reduced, if necessary, by a valuation allowance for any tax benefits, which are not expected to be realized. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted.

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

            Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to recognize the benefit of this tax deferred asset, the deferred tax asset is fully offset by a valuation allowance at December 31, 2006.

RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are expensed as incurred.

STOCK BASED COMPENSATION

            Prior to the Company's January 1, 2006 adoption of FAS 123(R), the Company applied the intrinsic value-based method to measure compensation expense in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under this method, compensation expense, if any, was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Under the provisions of APB No. 25, there was no compensation expense resulting from the issuance of stock options by the Company where the exercise price was equivalent to the fair market value at the date of grant.

            Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), "Share Based Payment") ("SFAS 123(R)") and considered the related guidance of the Securities and Exchange Commission ("SEC") included in Staff Accounting Bulletin ("SAB") No. 107. The Company adopted the provisions of FAS 123R using a modified prospective application, as permitted by SFAS 123R and, accordingly, did not restate its financial results for prior periods based on this. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in the pro forma footnote disclosures), and compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)).

            Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it recognized compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123. The cumulative effect of applying forfeiture rates to this calculation was not material.

      For equity instruments issued to non-employees, the Company measures fair value of the equity instruments using the Black-Scholes method (e.g. warrants) or the value of the common stock if these values are more reliably measurable than the fair value of consideration or services received.

BASIC AND DILUTED NET LOSS PER SHARE

            The Company computes net loss per share in accordance with FSAS No. 128 "Earnings per Share" and SEC Accounting Bulletin No. 98. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the operating statement. Basic EPS is computed by dividing net income
(loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury method and convertible preferred shares using the if-converted method. In computing diluted EPS, the average share price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

            For the years ended December 31, 2006 and 2005, a total of $29,603,055 and $21,210,000, respectively, of common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

                               Years ended December 31,
                             ----------------------------
                                 2006            2005
                             ------------    ------------
Options                      $  7,665,555    $  5,660,000
Warrants                       11,362,500       7,575,000
Conversion of Debentures       10,575,000       7,975,000
                             ------------    ------------
  Total                      $ 29,603,055    $ 21,210,000
                             ============    ============

FINANCIAL INSTRUMENTS

            The fair values of cash, accounts receivable, accounts payable, notes payable, line of credit, and long-term debt approximate their carrying values due to either the immediate or short-term maturity of these financial instruments or due to the fact that such instruments carry terms and conditions that would be currently available to the Company.

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

RISKS AND UNCERTAINTIES

            The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure. There can be no assurance that the Company will be successful in entering this emerging industry.

RECENT ACCOUNTING PRONOUNCEMENTS

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

            In February 2007, the FASB issued SFAS No. 159, "Establishing the Fair Value Option for Financial Assets and Liabilities" to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a pre-existing policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the implications of this Statement.

            In June 2006, the Financial Accounting Standards Board ("FASB")issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

NOTE 5: DISCONTINUED OPERATIONS

            In connection with the acquisition transaction with BudgetHotels Network ("Budget"), as described in Note 2, Budget executed a Distribution Agreement with its subsidiary, InfoCenter, Inc. ("InfoCenter") through which Budget carried on its then-current operating business activities, pursuant to which, Budget agreed to distribute the shares of InfoCenter to the stockholders of record of Budget as of March 29, 2006. The distribution is intended, but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by the directors of InfoCenter. Under the terms of the Distribution Agreement, as amended, the distribution was required to be completed by August 31, 2006.

            The total loss related to the discontinued operations of InfoCenter was $245,798 and $6,705 for the years ended December 31, 2006 and 2005, respectively. The loss for 2006 includes an impairment loss of $150,000. There were no revenues from the operations of InfoCenter in either year.

            The liabilities of InfoCenter as of December 31, 2006 consist primarily of accounts payable.

            The operations of our subsidiary, InfoCenter have been accounted for as discontinued operations in accordance with accounting principles generally accepted within the United States of America.

NOTE 6: PROPERTY AND EQUIPMENT

            Property and equipment at cost, consisted of the following at December 31, 2006:

                                        December 31,
                                            2006
                                        ------------
Computer equipment and software          $   39,645
Furniture and fixtures                       18,680
Office equipment and telephone system         8,333
Verification technology                   1,293,082
                                         ----------
  Total                                   1,359,740
Accumulated depreciation
  and amortization                          (77,761)
                                         ----------
  Total net assets                       $1,281,979
                                         ==========

            Depreciation and amortization expense was $74,207 and $3,554 for the years ended December 31, 2006 and 2005, respectively.

            On March 31, 2005 the Company entered into an agreement to purchase software and verification technology for cash, debt, and securities. The aggregate consideration paid for the technology was $100,000 cash plus approximately 1,522,000 shares of our common stock, an assumption of debt totaling $127,000 (See Note 10), and a convertible note agreement for $260,000 as more fully described in Note 9. At December 31, 2006, all amounts due in respect hereof were paid in full. The Company valued total consideration for the software as follows:

Cash                  $  100,000
Stock valuation          805,522
Debt assumption          127,000
Convertible note         260,000
Warrants                     560
                      ----------
Total consideration   $1,293,082
                      ==========

NOTE 7: OTHER INTANGIBLE ASSETS

            On August 29, 2005, the Company's wholly-owned subsidiary, InMotion Biometrics, Inc. ("InMotion") entered into a license, development and share and warrant issuance agreement with face2face animation, inc. ("face2face"). The Company was granted an exclusive worldwide license ("License Agreement") to make, use, import and sell certain patents, hardware, software and other technology related to the identification of persons and facial recognition. InMotion also has limited right to sub-license the technology and requires InMotion to pay face2face any royalties or fees that may be due to third parties in relation to the use of the technology.

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

            As part of the consideration for the License Agreement and the Development Agreement described above, the Company, on August 29, 2005 also closed on a Share and Warrant Issuance Agreement (the "Issuance Agreement") with face2face. The Issuance Agreement was entered into as a condition precedent to the performance obligations of the parties to each of the License Agreement and the Development Agreement. As part of the consideration for face2face entering into the License Agreement and the Development Agreement, the Company issued in the name of face2face a total of 7,500,000 shares of our common stock (the "Shares") which shall be delivered to face2face as follows: 2,500,000 Shares at closing, 2,500,000 Shares upon acceptance of the Product by the Company under the Development Agreement, and 2,500,000 Shares upon the closing of a sublicense or other agreement between the Company and a customer relating to the Product. The Company also issued a warrant, at closing, to face2face to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. At present the Company is in negotiations with face2face in respect of amending the above referenced agreements regarding its obligation to deliver the 5,000,000 shares not delivered to date.

            Under EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, the Company recorded the issuance and delivery of the 2,500,000 shares of the Company's common stock and 1,000,000 warrants as an investment in the licensed technology as the performance criteria of executing the agreement were met as of December 31, 2005. The Company determined the fair values to be ascribed to the warrants utilizing the Black-Scholes method. If the conditions precedent to same occur, the Company will record the remaining delivery of 5,000,000 shares of common stock as follows: 1) 2,500,000 shares upon acceptance of the product by the Company at the fair value of the Company's stock at the date of acceptance 2) 2,500,000 shares upon the closing of s sublicense or other agreement between the Company and a customer relating to the product at the fair value of the Company's common stock at the date this requirement is met. Accordingly, the Company has recorded this licensed technology of $2,545,806 under the caption "Intangibles" as of December 31, 2006.

            The Company valued total consideration for the software as follows:

Common Stock          $1,875,000
Warrants                 670,806
                      ----------
Total Consideration   $2,545,806
                      ==========

NOTE 8: LONG TERM DEBT

Long-term notes payable at December 31, 2006 consisted of the following:

Convertible Debentures                   $ 5,352,002
Unamortized discounts                     (3,151,516)
                                         -----------
Total debt, net                            2,200,486
Current portion of long-term debt, net    (1,624,097)
                                         -----------
Total long-term debt, net                $   576,389
                                         ===========

            On December 31, 2004, the Company issued an aggregate of $300,000 in principal amount of 8% senior secured convertible debentures originally due on December 31, 2006(and as subsequently extended by written agreement to December 31, 2007) and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $300,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at 8% of the outstanding principal. Each debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.15. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.15 per share at any time commencing on December 31, 2004 through December 31, 2009. On December 10, 2005, the debenture holders exercised 2,000,000 warrants for which the Company received gross proceeds of $300,000. The convertible debenture was issued with a $300,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount was amortized as financing costs over the two year life of the debenture.

            On April 21, 2005, the Company issued an aggregate of $600,000 in principal amount of 8% senior secured convertible debentures originally due on April 21, 2007 (and as subsequently extended by written agreement to December 31, 2007), and warrants to receive an aggregate of 1,875,000 shares of common stock of the Company in a private placement for aggregate proceeds of $600,000. The debenture is one of a series of 8% senior secured convertible debentures. Interest is due quarterly at 8% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.32. The warrants are to acquire an aggregate of 1,875,000 shares of common stock at a price of $0.32 per share at any time commencing on April 21, 2005 through April 21 2010. The convertible debenture was issued with a $600,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

            On August 29, 2005, the Company issued an aggregate of $1,000,000 in principal amount of 6% senior secured convertible debentures due on August 29, 2007, and warrants to receive an aggregate of 2,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $1,000,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,000,000 shares of common stock at a price of $0.50 per share at any time commencing on August 29, 2005 through August 29, 2010. The convertible debenture was issued with a $1,000,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

            On December 10, 2005, the Company we issued an aggregate of $ 1,050,000 in principal amount of 6% senior secured convertible debentures due on December 10, 2008, and warrants to receive an aggregate of 2,100,000 shares of common stock of the Company in a private placement. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 2,100,000 shares of common stock at a price of $0.50 per share at any time commencing on December 10, 2005 through December 10, 2010. The convertible debenture was issued with a $1,050,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

            On May 15, 2006, the Company issued an aggregate of $ 800,000 in principal amount of 6% senior secured convertible debentures due on May 15, 2009, and warrants to receive an aggregate of 1,600,000 shares of common stock of the Company in a private placement. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,600,000 shares of common stock at a price of $0.50 per share at any time commencing on May 15, 2006 through May 15, 2011. The convertible debenture was issued with an $800,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the three year life of the debenture.

            On September 29, 2006, the Company issued an aggregate of $500,000 in principal amount of 6% senior secured convertible debentures due on September 29, 2009, and warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement for aggregate proceeds of $500,000. The debenture is one of a series of 6% senior secured convertible debentures. Interest is due quarterly at 6% of the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share at any time commencing on October 29, 2006 through October 29, 2011. The convertible debenture was issued with a $500,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black Scholes method. The discount is being amortized as financing costs over the two year life of the debenture.

            As of November 27, 2006, the Company issued $1,102,000 principal amount of 6% debentures due June 30, 2007, and 5-year warrants to receive an aggregate of 1,000,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $1,100,000. Originally these funds were advanced to the Company as two bridge loans (one in the amount of $400,000 on November 2, 2006, $600,000 on November 27, 2006 and an additional $100,000 on December 31, 2006), however, the terms were not finalized until February, 2007. Interest is due quarterly at a rate of 6% per annum on the outstanding principal.

            The Senior Secured Convertible Debentures issued by the Company in its securities offerings in December, 2004, April, 2005, September, 2005 and December, 2005 contained a provision that mandated the effectiveness of a registration statement registering the common stock issuable to the investors upon conversion of the debentures and in connection with the exercise of the warrants issued in each offering. This provision was subsequently waived in writing by the affected investors. The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has been declared effective by the U.S. Securities and Exchange Commission ("SEC"), effective October 6, 2006 and as amended on February 14, 2007.

      The Senior Secured Convertible Debentures are secured by all of the assets of the Company.

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

NOTE 9: NOTES PAYABLE

            On April 28, 2005 the Company issued an aggregate of $260,000 in principal amount of a 10% note payable to an individual due on March 31, 2006. The Company prepaid interest in the amount of $26,000 to the lender. The lender has the right to convert the unpaid principal amount into shares of Company's common stock at a price per share of $1.00 on a post-1-for-10 reverse split basis. The lender cannot convert less than $25,000 at one time unless there remains less than $25,000 due. The Company has attempted to contact the lender regarding conversion or payment.

NOTE 10: LINE OF CREDIT

            In connection with the Company's purchase of software and verification technology (See Note 6 above), the Company, in September 2005 entered into a note agreement with a financial institution in the principal amount of $127,000. The note matures on December 15, 2007, and the Company is required to make interest only payments initiating on December 7, 2005. Interest is payable at the Prime rate of interest (6.0% as of December 31, 2006). The company was required to pay $127,000 into a cash collateral account as required by the terms of the note agreement. The Company has classified this amount as an "other current asset" as of December 31, 2006.

NOTE 11 STOCK OPTIONS AND STOCK BASED COMPENSATION

At December 31, 2006, the Company did not have a specific company-wide stock option plan. Options are granted on a case by case basis by the Company's Board of Directors.

The following table summarizes the Company's option activity for the years ended December 31, 2006 and 2005:

                                                  Weighted-
                                   Number of      Average
                                    Options    Exercise Price
                                   ---------   --------------
Outstanding at January 1, 2005            --           --
Granted                            5,910,000        $2.62
Exercised                                 --           --
Cancelled                           (250,000)       $2.62
                                   ---------        -----
Outstanding at December 31, 2005   5,660,000        $2.62
Granted                            2,725,000        $2.69
Exercised                                 --           --
Cancelled                           (719,445)       $3.14
                                   ---------        -----
Outstanding at December 31, 2006   7,665,555        $2.65
                                   =========
Exercisable at December 31, 2006   5,295,660        $2.57
                                   =========
Exercisable at December 31, 2005   1,719,722        $2.62
                                   =========

The following table summarizes information about the Company's stock options outstanding as of December 31, 2006:

                                                      Weighted-Average
                                   Weighted-Average       Remaining      Aggregate
                        Number         Exercise          Contractual     Intrinsic
Exercise Price       Outstanding        Price           Life (years)       Value
------------------   -----------   ----------------   ----------------   ---------
    $0.75             2,150,000         $0.75               3.81
    $1.00               363,889         $1.00               3.40
    $2.00             2,100,000         $2.00               3.81
    $2.50               595,833         $2.50               3.37
    $4.00               200,000         $4.00               3.00
    $5.00             2,255,833         $5.00               3.88
                      ---------
  Totals              7,665,555
                      =========
Ending exercisable    5,295,660         $2.57               4.21           $-0-
                      =========         =====               ====           ====

                    Number     Weighted-Average
Exercise Price   Exercisable    Exercise Price
--------------   -----------   ----------------
    $0.75         1,538,889         $0.75
    $1.00           324,480         $1.00
    $2.00         1,613,889         $2.00
    $2.50           314,757         $2.50
    $4.00           166,667         $4.00
    $5.00         1,336,978         $5.00
                  ---------
    Totals        5,295,660
                  =========

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day, December 29, 2006, and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised in the money options on December 29, 2006. This amount changes based on the fair market grant date fair value of the Company's stock.

The weighted-average grant date fair value of options granted during 2006 and 2005 was $2.39 and $2.62, respectively.

The following table sets forth the total stock-based compensation expense resulting from stock options granted to employees that are included in the Company's consolidated statement of operations for the year ended December 31, 2006:

General and administrative   $  874,879
Selling                         331,104
Research and development        293,925
                             ----------
  Total                      $1,499,908
                             ==========

The above amount of $1,499,908, represents the effect of the Company's adoption of FAS 123R for the year ended December 31, 2006. This amount increased the Company's loss per share by $0.06.

As of December 31, 2006, approximately $1,413,000 of total unrecognized compensation expense related to stock options is expected to be recognized by the Company over a weighted average period of 4.21 years.

Prior to the adoption of SFAS 123R, the Company applied SFAS 123, as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which allowed companies to apply the existing accounting rules under APB 25 and other Interpretations. In general, as the exercise price of the options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in the Company's net income (loss). As required by SFAS 148 prior to the adoption of SFAS 123R, the company provided pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following illustrates the effect on net loss after tax and net loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock- based compensation during the year ended December 31, 2005:

Net loss, as reported                                              $(2,114,482)

Deduct: stock based employee
  compensation expense included
  in reported net loss                                                      --

Add: Stock based compensation determined under
  fair value based method for all awards,
  net of related tax effects                                          (569,462)
                                                                   -----------

Pro forma net loss                                                 $(2,683,944)
                                                                   ===========

Basic and diluted loss
per share - as reported                                            $     (0.09)
                                                                   ===========

Basic and diluted loss
per share - pro forma                                              $     (0.11)
                                                                   ===========

The weighted average assumptions used for the year presented are as follows:

                                                                       2005
                                                                   -----------
Risk-free interest rate                                                   4.37%
Expected dividend yield                                                     --
Expected lives                                                         3 years
Expected volatility                                                        196%

In addition to the stock options to employees as described above, the Company also granted common stock and warrants to certain employees and to directors. These equity instruments vest immediately. A summary of such stock awards for 2006 is as follows:

                                                                 2006
                                                               --------
Common stock issued to employees as compensation               $210,498
Common stock issued for directors' fees                          33,000
Warrants issued to Members of the Board of Directors            124,838
                                                               --------
  Total                                                        $368,336
                                                               ========

NOTE 12: EQUITY TRANSACTIONS

            In addition to the equity transactions involving face2face animation, Inc. (see Note 7), the acquisition of verification technology (see
Note 6), warrants issued with the Company's convertible debentures (see Note 8), and stock based compensation to directors and employees (see Note 11), the Company also issued 350,000 shares of its common stock to Redwood Consultants, LLC in both 2006 and 2005 for investor relations fees 100,000 shares of its common stock to its advisory board in 2006 and warrants for services rendered in 2005.

            As of December 31, 2006 the Company had the following warrants outstanding and exercisable:

                                      Exercise
                           Amount      Price       Expiration Date
                         ----------   --------   ------------------

2004 debenture holders      600,000    $0.50      December 19, 2010
2005 debenture holders    1,875,000     0.32         April 21, 2010
2005 debenture holders    2,000,000     0.50      September 8, 2010
2005 debenture holders    2,100,000     0.50      December 23, 2010
2006 debenture holders    1,600,000     0.50           May 31, 2011
2006 debenture holders    1,000,000     0.50     September 30, 2011
2006 debenture holders    1,000,000     0.50      November 27, 2010
face2face                 1,000,000     1.00        August 29, 2010
Warrants issued
to directors                187,500      .75        January 1, 2011
                         ----------
  Total                  11,362,500
                         ==========

As of December 31, 2006, the Company had reserved shares of common stock for issuance as follows:

Exercise of warrants held by debenture holders
  and face2face                                  11,175,000

Conversion of debentures                         10,575,000
                                                 ----------
                                                 21,750,000
                                                 ==========

      In accordance with Section 78.207 of the Nevada Revised Statutes, on November 13, 2006, the Company's Board of Directors, believing it to be in the best interests of the Company and its stockholders, approved an amendment of our charter to increase our authorized common stock from 50,000,000 to 100,000,000 shares (the "Charter Amendment"), conditioned upon approval by a majority of the holders of our common stock. In accordance with Section 78.320 of the Nevada Revised Statutes, following the mailing of an Information Statement (filed with the Commission on December 4, 2006) to the shareholders of record as of November 16, 2006, on November 30, 2006, the proposed Charter Amendment was approved by stockholders holding 15,874,166 shares of Common Stock, or approximately 62% of the issued and outstanding shares of the Company by written consent. The Charter Amendment was effective on or about December 24, 2006.

            Included in the Company's total stock outstanding is 7,122,990 shares (consisting of 5,000,000 shares subscribed by face2face animation, Inc. and 2,122,990 subscribed to by the former sole shareholder of Edentify and his nominees) that have been subscribed for but which have not been issued due to ministerial delays.

NOTE 13: INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              December 31,
                                        ------------------------
                                            2006         2005
                                        -----------   ----------
Deferred tax assets:
  Net operating loss carryforwards ..   $ 4,303,000   $  847,000
  Valuation allowance ...............    (4,303,000)    (847,000)
                                        -----------   ----------
Deferred tax assets, net ............   $       -0-          -0-
                                        ===========   ==========

      At December 31, 2006, the Company had net operating loss carry-forwards for federal and state income tax purposes of $10,757,000 which expire through 2026. The potential future benefit of these losses have not been recognized by the Company due to the uncertainty of their realization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not to be realized," a valuation allowance is provided to reduce the recorded tax benefits from such assets. For the year ended December 31, 2006, the valuation allowance increased by $3,456,000.

NOTE 14: COMMITMENTS AND CONTINGENCIES

      The Company entered into an operating lease for office facilities that expires over the next two years. The facilities were occupied on May 23, 2005, and the lease expires on May 31, 2008. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of December 31, 2006 are as follows:

YEAR ENDING DECEMBER 31:
-------------------------
2007.....................     43,401
2008.....................     21,330
2009.....................      1,665
2010.....................      1,328
                            --------
TOTAL....................   $ 67,724
                            ========

Rent expense was $ 34,423 and $19,733 for the years ended December 31, 2006 and 2005, respectively.

NOTE 15: EMPLOYMENT AGREEMENTS

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

NOTE 16: DEVELOPMENT (DATA IMPLEMENTATION) AND SERVICES AGREEMENTS

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

      The Company paid $150,000 of the $300,000 on October 24,2006. In consideration for the ongoing services provided to the Company, including the maintenance of the Company's database server and assessment server(s) and all subsequent runs of the Company's key generation and update service and identity assessment processing services, the Company agreed to pay to ChoicePoint fees for 2007, 2008 and 2009, respectively.

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

            As a result of mutual disagreements between the parties, on November 1, 2006, we amended our Master Services Agreement with Seisint, Inc. (the "Master Services Amendment"). Pursuant to the Master Services Amendment, we paid Seisint $300,000 on November 2, 2006 with an additional payment of $400,000 on November 30, 2006. These amounts are in lieu of the payments previously required under the Master Services Agreement, representing a reduction in potential obligations to Seisint (as reflected in a reduction of our cost of sales) in the amount of approximately $225,000. In addition, we are required to pay Seisint $25,000 per month for each of November, December and January for continued services during each of those months. The Amendment supersedes and replaces the payment obligations previously agreed to by the parties in the original Master Services Agreement. After January 31, 2007, upon meeting all of our obligations under the Amendment, the Master Services Agreement and SOW with Seisint will terminate, unless the parties are able to negotiate a new agreement. As a result of this Amendment, the Company recognized an impairment loss of $555,555 on the carrying value of the data implementation asset for the year ended December 31, 2006.

NOTE 17: LICENSE AGREEMENTS

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

NOTE 18: MARKETING AGREEMENT

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

NOTE 19: SUBSEQUENT EVENTS

            In January-February 2007, the Company issued $815,000 principal amount 6% senior convertible debentures due on February 20, 2009, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement resulted in aggregate proceeds to the Company of $815,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012.

            On January 31, 2007, the Company acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operated out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as another senior employee who performs analysis for clients. The focus of Zelcom's business will be to provide marketing and risk management analytics to small and mid-tier financial companies. Zelcom is a start-up business founded in April, 2006 by its two principals. The business has not generated any significant revenue to date. In consideration for the transfer of all of the membership interests in Zelcom by the Zelcom Principals, the Company agreed to issue 750,000 shares of its common stock. The consideration is issuable as follows: 356,250 shares to each of the Zelcom Principals and 37,500 to the above-mentioned senior employee of Zelcom. The fair market value of the 375,000 shares on the date of issuance was $0.62 and therefore the value in the aggregate was $232,500. Of the amount issuable, one-half was issuable immediately upon Closing and the remainder is contingent upon and issuable only if Zelcom achieves at least break-even on a cash flow basis for a full 12-month period as evidenced by its audited financials for such period. The shares issued at Closing are forfeitable if, prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause. The Company agreed to make capital contributions to Zelcom during the eighteen month period following closing. With the exception of the first contribution, such capital contributions are conditioned, however, upon Zelcom not having exceeded its budgeted expenditures by more than ten percent (10%) and having substantially achieved its budgeted revenue projections during the relevant period. The Zelcom Principals are entitled to receive a 25% profits interest in the ongoing operations of Zelcom. In addition, as part of the compensation package to the Zelcom Principals, each was given an employment agreement with Zelcom and warrants to acquire 500,000 shares of the common stock of Edentify at an exercise price of $1.00 per share. The warrants vest equally at a rate of 1/36 per month over a three-year period and are forfeitable, similarly to the stock described above, in the event that prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause.

            In January, 2007, the Company issued a total of 477,384 shares of its common stock as payment in kind of accrued interest due through December 31, 2006 (issuing, pro rata to the investors holding outstanding debentures with interest due through such date, such debentures, that number of shares equal to the amount of interest due divided by the closing stock price as of that date) and from October 1, 2006 through December 31, 2006 (issuing, pro rata to the investors holding outstanding debentures with interest due through such date, such debentures, that number of shares equal to the amount of interest due divided by the closing stock price as of December 31, 2006).

            During the first quarter 2007, debenture holders Whalehaven Capital Fund Limited converted $20,000 into 40,000 shares of common stock and Gamma Opportunity Capital Partners converted $25,000 into 166,667 shares of common stock.

      On or about January 11, 2007 the Company issued 4,438 shares of its common stock to each of its directors (17,382 shares in the aggregate) pursuant to the Board Compensation plan.

      On or about April 2, 2007 the Company issued 5,712 shares of its common stock to each of its directors (22,848 shares in the aggregate) pursuant to the Board Compensation plan.

      On April 3, 2007, one of the Company's investors, Falcon International Trading LLC, partially converted its debentures and was issued 50,000 shares of the Company's common stock.