Form 10QSB
period 2007-03-31
EDENTIFY, INC.
filed 2007-05-15
CIK 1091938

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the Three Months Ended March 31, 2007

                        Commission File Number: 000-26909

                                 EDENTIFY, INC.
        (Exact name of small business issuer as specified in its charter)



            NEVADA                                               98-0179013
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


--------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

There were 26,898,179 shares of common stock, $0.001 par value, outstanding as of May 10, 2007. (Note that, included in this total are 7,142,990 of our shares that are subscribed to but have not been issued due to ministerial delays.)

Transitional Small Business Disclosure Format                     Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                        March 31,
                                                                          2007
                                                                      ------------
                                     Assets
Current assets:
   Cash and cash equivalents                                          $    234,063
   Accounts receivable                                                       2,820
   Prepaid expenses                                                         39,234
   Data implementation                                                     155,000
   Other current assets                                                    138,426
                                                                      ------------
      Total current assets                                                 569,543

Property and equipment, net                                              1,269,698

Other assets:
   Covenant not to compete, net                                            247,423
   Intangibles                                                           2,545,806

                                                                      ------------
Total other assets                                                       2,793,229
                                                                      ------------

Total assets                                                          $  4,632,470
                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $    140,665
   Line of credit                                                          127,160
   Notes payable                                                           260,000
   Deferred revenue                                                        110,600
   Liabilities of discontinued operations                                  321,090
   Accrued interest                                                        113,496
   Accrued expenses and other current liabilities                          165,110
   Current portion of long-term debt, net of discount of $705,619        2,296,381
                                                                      ------------
      Total current liabilities                                          3,534,502

Long-term liabilities:
   Deferred revenue - long term                                             15,431
   Long-term debt, net of discount of $2,370,139                           774,861
                                                                      ------------
Total long-term liabilities                                                790,292
                                                                      ------------

Total Liabilities                                                        4,324,794

Stockholders' equity:
   Common stock, $0.001 par value; 100,000,000 shares authorized;
        19,529,959 shares issued and outstanding                            19,530
   Common stock subscribed; 7,142,990 shares                                 7,143
   Additional paid-in capital                                           15,164,032
   Deficit accumulated during the development stage                    (14,883,029)
                                                                      ------------
      Total stockholders' equity                                           307,676
                                                                      ------------

Total liabilities and stockholders' equity                            $  4,632,470
                                                                      ============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Cumulative Period
                                                                                 August 27, 2004
                                              For the three     For the three      (inception)
                                               months ended      months ended        through
                                              March 31, 2007    March 31, 2006   March 31, 2007
                                               ------------------------------------------------
Revenues:
   Sales, net                                  $     38,581      $      1,667      $    148,165
Cost of sales                                       227,280           300,000         1,564,714
                                               ------------------------------------------------
Gross profit (loss)                                (188,699)         (298,333)       (1,416,549)
                                               ------------------------------------------------

Operating expenses:
   Research and development                         163,919           134,642           872,169
   Selling expenses                                 103,505            96,287           977,280
   General and administrative expenses              878,720           728,750         5,447,044
   Depreciation and amortization                     13,718            13,685            26,825
   Impairment of data implementation asset               --                --           555,556
                                               ------------------------------------------------
Total operating expenses                          1,159,862           973,364         7,878,874
                                               ------------------------------------------------

Loss from operations                             (1,348,561)       (1,271,697)       (9,295,423)
                                               ------------------------------------------------

Other income / (expense):
   Other income / (expense)                            (191)               --            (2,123)
   Amortization of debt discount                   (890,758)         (368,750)       (3,091,243)
   Interest income                                    1,910             1,450             9,137
   Interest expense                                 (97,443)          (57,131)         (474,598)
                                               ------------------------------------------------
Total other income / (expense)                     (986,482)         (424,431)       (3,558,827)
                                               ------------------------------------------------

Loss from continuing operations                  (2,335,043)       (1,696,128)      (12,854,250)
Loss from discontinued operations                        --           (21,304)         (252,503)
                                               ------------------------------------------------

Net loss                                       $ (2,335,043)     $ (1,717,432)     $(13,106,753)
                                               ================================================

Basic and diluted loss per common share:
   Continuing operations                       $      (0.09)     $      (0.07)
   Discontinued operations                     $         --      $         --
                                               ------------------------------
Net loss per common share                      $      (0.09)     $      (0.07)
                                               ==============================

Weighted average shares of
      common stock outstanding                   26,252,538        24,851,425
                                               ==============================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         EDENTIFY, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                               Cumulative Period
                                                                                                                August 27, 2004
                                                                             For the three     For the three      (inception)
                                                                              months ended       months ended      through
Cash flows from operating activities:                                        March 31, 2007    March 31, 2006   March 31, 2007
                                                                             -------------------------------------------------
   Net loss                                                                    (2,335,043)       (1,717,432)      (13,106,753)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation and amortization                                                   46,045            13,685           123,806
   Impairment of data implementation asset                                             --                --           555,556
   Loss on impairment of business                                                      --                --           150,000
   Amortization of debt discount                                                  890,758           368,750         3,091,243
   Stock options issued to employees as compensation                              356,767           287,309         1,856,675
   Stock options issued to consultants                                             31,906                --           241,107
   Warrants issued to board of directors                                           31,822                --           156,660
   Common stock issued for investor relations fees                                 10,200                --           517,350
   Common stock issued to employees as compensation                                    --                --           210,498
   Common stock issued to advisory board                                           78,000                --           143,000
   Common stock issued for directors' fees                                         12,000                --            45,000
   Warrants issued for services provided                                               --                --            86,164
   Changes in assets and liabilities, net of effects from acquired entity:
   Accounts receivable                                                                680                --               680
   Prepaid expenses                                                                 5,116           173,331          (594,792)
   Data implementation                                                             47,778                --          (155,000)
   Other current assets                                                            12,605            (1,297)         (120,644)
   Accounts payable                                                               (44,986)           (6,449)           33,743
   Deferred revenue                                                                80,833            (1,666)          126,031
   Accrued interest                                                                96,044                --           424,171
   Accrued expenses and other current liabilities                                  (3,072)         (127,065)          163,006
                                                                             ------------------------------------------------
Net cash used in operating activities                                            (682,546)       (1,010,834)       (6,052,498)
                                                                             ------------------------------------------------
Cash flows from investing activities:
   Purchase of software and verification technology                                (2,369)               --          (492,988)
   Purchase of property and equipment                                             (19,773)          (14,148)          (82,813)
   Cash acquired through acquisition of Zelcom subsidiary                           8,201                --             8,201
                                                                             ------------------------------------------------
Net cash used in investing activities                                             (13,941)          (14,148)         (567,600)
                                                                             ------------------------------------------------
Cash flows from financing activities:
   Proceeds from borrowings                                                       815,000                --         6,554,160
   Proceeds from exercising of warrants                                                --                --           300,000
                                                                             ------------------------------------------------
Net cash provided by financing activities                                         815,000                --         6,854,160
                                                                             ------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              118,514        (1,024,982)          234,063
Cash and cash equivalents at beginning of period                                  115,549         1,242,225                --
                                                                             ------------------------------------------------
Cash and cash equivalents at end of period                                   $    234,063      $    217,243      $    234,063
                                                                             ================================================

Supplemental disclosures of non-cash investing and financing activities:
   Acquisition of intangible                                                 $         --      $  2,545,806      $  2,545,806
                                                                             ================================================

   Common stock issued for acquisition of software technology                $         --      $    806,082      $    806,082
                                                                             ================================================

   Common stock issued for acquisition of business                           $    243,750      $         --      $    243,750
                                                                             ================================================

   Common stock issued in payment of accrued interest                        $    310,675      $         --      $    310,675
                                                                             ================================================

   Common stock warrants issued as a debt discount                           $    815,000      $         --      $  6,467,000
                                                                             ================================================
   Conversion of debenture into common stock                                 $     20,000                --                --
                                                                             ================================================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  EDENTIFY, INC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   Notes to Consolidated Financial Statements


Note 1: Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation SB and include the results of Edentify, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of March 31, 2007 and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

      The Company operates in a highly competitive environment that is subject to rapid technological change and to the emergence of new technology. Although management believes its services are adaptable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

      The Company has incurred significant operating losses since its inception and, as of March 31, 2007, has an accumulated deficit of $14,883,029. During the three months ended March 31, 2007, the Company incurred a net loss of $2,335,043 and has incurred an accumulated operating cash flow deficit of $6,052,498 since inception. As of March 31, 2007, the Company had $234,063 in cash and cash equivalents. The Company will require additional capital raisings in the form of either debt or equity financing in order to finance its future business plans, continue operations and to continue as a going concern. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously-filed March 31, 2006 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company's reported net loss.

Note 2: Significant Accounting Policies:

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

Earnings (Loss) Per Share

      The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

      Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, convertible debentures and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three months ended March 31, 2007 and 2006, 31,534,167 and 17,018,472 of common stock equivalent shares, respectively, were excluded from the computation of diluted net loss per share as follows:

                                         March 31, 2007       March 31, 2006
                                         -----------------------------------

Options                                     9,180,834           2,675,139
Warrants                                   11,805,000           6,575,000
Conversion of Debentures                   11,948,333           7,768,333
                                         -----------------------------------

      Total                                32,934,167          17,018,472
                                         ===================================

Note 3: Income Taxes

      We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. We did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Note 4: Business Acquisition

      On January 31, 2007, the Company acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operated out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as two other senior employees who perform data analysis services for clients. The focus of Zelcom's business is to provide marketing and risk management analytics to small and mid-tier financial companies as well as complimenting the Company's product offerings. Zelcom is an early stage business founded in April, 2006 by its two principals. The business has not generated any significant revenue to date. In consideration for the transfer of all of the membership interests in Zelcom by the Zelcom Principals, the Company agreed to issue 750,000 shares of its common stock. The consideration is issuable as follows: 356,250 shares to each of the Zelcom Principals and 37,500 to the above-mentioned senior employee of Zelcom. The fair market value of the 375,000 shares on the date of issuance was $0.65 per share and therefore the value in the aggregate was $243,750. Of the amount issuable, one-half was issuable immediately upon Closing and the remainder is contingent upon and issuable only if Zelcom achieves at least break-even on a cash flow basis for a full 12-month period as evidenced by its audited financial statements for such period. The shares issued at Closing are forfeitable if, prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause. The Company agreed to make capital contributions to Zelcom during the eighteen month period following closing. Such capital contributions are conditioned upon Zelcom not having exceeded its budgeted expenditures by more than ten percent (10%) and with the exception of the first two required capital contributions, require that Zelcom shall have substantially achieved its budgeted revenue projections during the relevant period. The Zelcom Principals are entitled to receive a 25% profits interest in the ongoing operations of Zelcom. In addition, as part of the compensation package to the Zelcom Principals, each was given an employment agreement.

      The operating results since the date of acquisition of Zelcom, LLC are included in the Company's operations. The acquisition was structured to qualify as a tax free reorganization and we have accounted for the acquisition using the purchase method of accounting as prescribed by SFAS 141. The financial results of this acquisition are considered insignificant for purposes of pro forma financial disclosure. It is expected that additional consideration if any, paid to the former owners of Zelcom will increase the recorded intangible asset of covenants not to compete.

      The allocation of the purchase price of Zelcom Group's net tangible and identifiable assets was based on their estimated fair value at January 31, 2007. The excess of the purchase price over the identifiable net tangible assets was allocated to covenants not-to-compete contained in employment agreements between Edentify and the Zelcom principals, which will be amortized over a four-year period (i.e. the term of the non-compete). The total purchase price of $243,750 has been allocated as follows:


Cash                                                                  $   8,201
Accounts receivable                                                       3,500
Other current assets                                                     17,782
Non-current assets                                                        1,468
Covenants not-to-compete                                                257,558
Accounts payable                                                        (42,671)
Other current liabilities                                                (2,088)
                                                                      ---------
Total purchase price                                                  $ 243,750
                                                                      =========

Note 5: LONG-TERM DEBT

Long-term notes payable at March 31, 2007 consisted of the following:

Convertible Debentures                                              $ 6,147,000
Unamortized discounts                                                (3,075,758)
                                                                    -----------
Total debt, net                                                       3,071,242
Current portion of long-term debt, net                               (2,296,381)
                                                                    -----------
Total long-term debt, net                                           $   774,861
                                                                    ===========


      In January-February 2007, the Company issued $815,000 principal amount 6% senior convertible debentures due on February 20, 2010, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $815,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012. The convertible debentures were issued with a $815,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the three year life of the debentures.

Note 6: Stock Options and Stock Based Compensation

      On or about January 11, 2007 the Company issued 4,348 shares of its common stock to each of its directors (17,392 shares in the aggregate) pursuant to the Board Compensation plan.

      At March 31, 2007, Edentify did not have a specific company-wide stock option plan. Options were granted on a case by case basis by the Board of Directors.

The following table summarizes the Company's option activity for the three months ended March 31, 2007:

                                                                      Weighted-
                                                 Number of           Average
                                                  Options         Exercise Price
                                                --------------------------------

Outstanding at December 31, 2006                7,665,555            $    2.65
Granted                                         1,515,279            $    1.35
Exercised                                              --
Cancelled                                              --
                                                --------------------------------
Outstanding at March 31, 2007                   9,180,834            $    2.26
                                                =========

                                                ---------
Exercisable at March 31, 2007                   5,978,473            $    2.25
                                                =========

      The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2007 and March 31, 2006, respectively:


                                                        Three months ended
Options                                          March 31, 2007   March 31, 2006
-----------------------------                    -------------------------------

Expected life (in years)                              5.00                 5.00
Interest rate                                         3.91%                4.42%
Volatility                                          204.48%              205.00%
Dividend yield                                          --                   --
Weighted-average fair value
      at grant date                                $  0.63              $  0.65


      The following table summarizes information about the Company's stock options outstanding as of March 31, 2007:


                                                                      Weighted-Average
                            Number          Weighted-Average        remaining contractual          Aggregate
     Exercise Price      Outstanding         Exercise Price             life (years)             Intrinsic Value
------------------------------------------------------------------------------------------------------------------------
         $0.72             200,000               $0.72                      4.75
         $0.75           2,687,500               $0.75                      3.45
         $1.00           1,244,446               $1.00                      3.68
         $2.00           2,100,000               $2.00                      3.60
         $2.50             569,444               $2.50                      3.75
         $4.00             200,000               $4.00                      3.95
         $5.00           2,179,444               $5.00                      3.54
                        --------------
         Totals          9,180,834
                        ==============

Ending exercisable       5,978,473               $2.25                      3.56                     $           -
                        ===============================================================================================

                                                             Number           Weighted-Average
             Exercise Price                               Exercisable          Exercise Price
-----------------------------------------         -----------------------------------------------
                 $0.72                                    50,000                    $0.72
                 $0.75                                 2,181,944                    $0.75
                 $1.00                                   231,251                    $1.00
                 $2.00                                 1,741,668                    $2.00
                 $2.50                                   282,638                    $2.50
                 $4.00                                   125,000                    $4.00
                 $5.00                                 1,365,972                    $5.00
                                                  -----------------------     -------------------
                 Totals                                5,978,473                    $2.25
                                                  =======================     ===================


      The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day , March 31, 2007, and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised in the money options on March 31, 2007. This amount changes based on the fair market grant date fair value of the Company's stock.

      The following table sets forth the total stock-based compensation expense resulting from stock options granted to employees that are included in the Company's consolidated statements of operation for the three months ended as follows:

                                                   Three months ended
                                         March 31, 2007           March 31, 2006
                                         ---------------------------------------
General and administrative                  $273,001                 $198,093
Selling                                       34,939                   51,309
Research and development                      63,369                   37,907

                                            --------                 --------
      Total                                 $371,309                 $287,309
                                            ========                 ========

      As of March 31, 2007, approximately $1,284,000 of total unrecognized compensation expense related to stock options and warrants is expected to be recognized over a weighted average period of 2.99 years.

      In addition to the stock options to employees, the Company also granted common stock and warrants to directors for director fees. A summary of such stock awards for the three months ended March 31, 2007 and 2006 are as follows:


                                                            Three months ended

                                                    March 31,           March 31,
                                                      2007                2006
                                                   -----------------------------------------
                                                                 # of                # of
                                                     $          Shares  $           Shares

Common stock issued for directors' fees                12,000   17,391        --        --
Common stock issued to advisory board                  78,000  120,000   143,000   120,000
Warrants issued to Directors                           31,822   50,000        --        --
                                                   -----------------------------------------
                                   Total             $121,822  187,391  $143,000   120,000
                                                   =========================================

Note 7: Equity Transactions

      In January, 2007, the Company issued a total of 487,486 shares of its common stock pro rata to the investors holding outstanding debentures with interest due through such date as payment in kind for $310,675 accrued interest due through December 31, 2006. The number of shares was calculated by dividing the amount of interest due by the closing stock price as of December 31, 2006.

      On March 28, 2007, the Company became obligated to issue 20,000 shares to Peter Wheatley for investor relations fees.


Note 8: Subsequent Events

      In April, 2007, the Company issued a total of 154,542 shares of its common stock pro rata to the investors holding outstanding debentures with interest due through such date as payment in kind for $89,633 of accrued interest due through March 31, 2006. The number of shares was calculated by dividing the amount of interest due by the closing stock price as of March 31, 2007).

      On or about April 2, 2007 the Company issued 5,712 shares of its common stock to each of its directors (22,848 shares in the aggregate) pursuant to the Board Compensation plan.

      On April 3, 2007, one of the Company's investors, Falcon International Trading LLC, converted debentures held by it and was issued 50,000 shares of the Company's common stock.

      On May 10, 2007, one of the Company's investors, Bushido Capital Master Fund, LP, partially converted the December 2004 and December 2005 series of debentures held by it and the Company instructed its transfer agent to issue them 1,200,000 shares of the Company's common stock.


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

      The biometric technology, presently still under development, would be marketed through our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). The present plans for this technology are based on a set of algorithms, combining face and voice recognition techniques for authenticating the identity of an individual. Our agreement for the development of the IMB technology is with face2face, Inc., a leading character animation company that was spun off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech-recognition performance. Additionally, the IMB system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously

      Edentify currently markets its data analysis technology directly and through channel partners. The biometric technology is currently under development and, upon completion will be marketed through strategic partners as OEMs or value-added resellers. Future plans include the development of an integrated product that combines our information-based ID manipulation detection capability with IMB's face recognition technology, thereby enabling a defensively-robust enrollment and subsequent identity protection system.

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

      Upon the reverse split becoming effective, Budget issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock outstanding, although 7,142,990 of these shares have not, as yet, been issued due to ministerial delays.

      Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget agreed to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. is intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, as amended, the distribution was required to be completed on or before August 31, 2006. The Company has recorded a distribution payable of approximately $151,000 as of March 31, 2005. Inasmuch as the Board of Directors of Infocenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

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

      Under accounting principles generally accepted in the United States of America (US GAAP), the above noted acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition is equivalent to the issuance of stock by Edentify for the net monetary assets of Budget, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Budget), are those of the "legal acquiree" (Edentify) (i.e., the accounting acquirer).

      On January 31, 2007, we acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operating out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as another senior employee who performs analysis for clients. Zelcom is a start-up business founded in April, 2006 by its two principals. The focus of its business will be to provide marketing and risk-management analytics to small and mid-tier financial companies. The business has not generated any significant revenue to date. However, we anticipate that the addition of the services of the Zelcom principals will add to our ability to analyze the information that we provide to our existing target customers as well as increasing our ability to penetrate more markets for our services, through the professional expertise and experience of the Zelcom Principals.

                                  RISK FACTORS

The following risk factors identify changes to important factors previously discussed in our annual report on Form 10-KSB occurring during the quarter ended March 31, 2007 that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

      Significant operations have not yet commenced. For the three months ended March 31, 2007, the Company had $38,581 in net sales and our deficit accumulated during the development period was $14,883,029. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

      The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of March 31, 2007, we had $234,063 in cash and cash equivalents. In the event that funds are not available from our operations to meet these needs, we will need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop market and sell our software products.
 Additional debt financing will be very costly and additional equity financing may substantially dilute existing shareholders. Moreover, there can be no assurances that we will be able to raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products and to continue operations.

GENERAL NOTE

      Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, one should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

INTANGIBLE ASSETS

      Intangible assets are stated at cost. Amortization is calculated using the straight-line method, under FASB Statement No. 142, Goodwill and Other Intangible Assets, over the period which the asset is expected to contribute directly or indirectly to the future cash flows of the technology. Amortization will initiate upon the commencement of sales of products using our technology. The carrying amount of intangibles is reviewed for recoverability when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recovered.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 versus three months ended March 31, 2006:

Net Loss

      Our net loss from continuing operations was approximately $2,335,000 for the three months ended March 31, 2007 and approximately $1,696,000 for the three months ended March 31, 2006. As there was either minimal or no income generated for either of these periods and we are in the development stage of our operations, the increase in loss of $639,000 was primarily due to 1) an increase in interest expense and non-cash amortization of financing costs of $562,000 related to additional convertible debentures being issued in prior quarters, and
2) an increase in operating expenses of $186,500 and a reduction in the gross profit loss of $109,600.

      Our net loss from discontinued operations was -0- for the three months ended March 31, 2007 as compared to a loss of approximately $21,000 for the three months ended March 31, 2006, and represented the results of operations on our discontinued operations of our InfoCenter, Inc. subsidiary.

      Net loss per share in continued operations were ($0.09) for the current period versus ($0.07) in the same period 2006 while the net income per share in discontinued operations was $0 for the three months ended March 31, 2007 and 2006 respectively.

Revenue

      Revenues for the three months ended March 31, 2007 were $38,581 while revenues for the three months ended March 31, 2006 were $1,667. The increase results from additional sales of our product solutions.

      In December 2005, we entered into a Scoring Services Agreement ("Agreement") with a consumer services company ("Client") whereby Client will provide us with identities from Client's proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". We will provide the "Identity Score" using its proprietary scoring methodology, which measures the level of suspicious identity manipulation activity and potential fraud associated with each identity record provided by the Client.

      For grant of the license, the Client undertook to pay us the sum of $30,000 payable as follows: $20,000 upon execution of the agreement and $10,000 upon the completion of the 60-day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The product has been accepted and these amounts have been paid to us. In addition, the Client will pay a minimum of $2,500 per month (depending on the number of subscribers) for the Scoring service for a term of three years. Upon execution of the agreement, we recorded the entire $20,000 as deferred revenue. The non-refundable portion of the up-front fee or $10,000 will be recognized to income during the service agreement term. The product has been accepted and we are recognizing the remaining $20,000 ratably over the term of the Agreement. As of March 31, 2007, the Company had received $30,000 upon execution of the Agreement and recorded approximately $26,031 as deferred revenue as of March 31, 2007.

      On April 7, 2006 (the "Effective Date"), we entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation whereby Trilegiant agrees to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date). The term of the agreement is five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay us a license fee, part of which was paid to us within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay us, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. The Marketing Agreement includes a mutual non-compete and non-solicitation provisions that prevents either us or Trilegiant from selling directly to certain specified customers and competitors of the respective parties. We are required to meet certain service level standards described in more detail in the Marketing Agreement. The Marketing Agreement also contains a provision protecting the confidentiality of proprietary information of the parties. Customer service for Trilegiant members is to be provided through Trilegiant's customer service department. The Marketing Agreement also incorporates customary indemnification provisions and protection of intellectual property rights. Liability for either party under the Marketing Agreement, related to breaches, performance, non-performance, acts or omissions is limited to a monetary cap. We recorded $100,000 of deferred revenue as of March 31, 2007 as a result of this Agreement.

      In October, 2006, we entered into a data services agreement with ChoicePoint, a leading data aggregator, to jointly develop and market identity fraud detection solutions. As a result of this agreement, we have access to their industry-leading partner solutions. Our addition to this group enables us to provide financial service companies, health care organizations and government agencies a more enhanced and streamlined solution capable of assessing, detecting and preventing identity fraud. Under the terms of agreement, we will endeavor to jointly develop and market identity fraud detection solutions that integrate our proprietary advanced identity fraud assessment, detection, and prevention technology with ChoicePoint products and services. We will jointly market certain complimentary products and services to our respective customers.


Research and Development Expense

      Research and development expense was $163,919 during the three-month period ended March 31, 2007 versus $134,642 incurred for the same period in 2006. These costs are mainly due to the development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

      Selling expenses were $103,505 for the three months ended March 31, 2007 as compared to $96,287 for the three months ended March 31, 2006. The increase in these costs represents higher travel costs and conference fees incurred in connection with participation in conferences and other trade exhibit opportunities during the quarter, which compromise a part of our sales efforts.

General and Administrative Expenses

      General and administrative expenses for the three months ended March 31, 2007 were $878,720 versus $728,750 for the three months ended March 31, 2006. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees. Any remaining costs were from general operations.

Depreciation and Amortization

      Depreciation and amortization expense for the three months ended March 31, 2007 was $13,718 versus $13,685 for the three months ended March 31, 2006. Depreciation and amortization expense increased during this period primarily as a result of the additions of computer equipment, computer software, and furniture and fixtures.

Financing Costs

      Amortization of debt discount costs was $890,758 for the three months ended March 31, 2007 versus $368,750 for the three months ended March 31, 2006. Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are reflected in the Consolidated Statements of Operations under the caption "Amortization of Debt Discount." These discounts are amortized over the life of the debentures. Please see Note 4 in the consolidated financial statements contained herein for more details on these transactions.

Interest Expense

      Interest expense for the three months ended March 31, 2007 was $97,443 versus $57,131 for the three months ended March 31, 2006. Interest expense for this period represents interest incurred on both our convertible debentures and note payable balances.

Loss on Discontinued Operations

      The loss on discontinued operations for the three months ended March 31, 2007 was -0- versus $21,304 for the three months ended March 31, 2006. This loss represents the results of operations incurred by our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in prior periods. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary was required to be completed on or before August 31, 2006. Inasmuch as the Board of Directors of InfoCenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.


Liquidity and Capital Resources

      As of December 31, 2006, our principal source of liquidity consisted of approximately $234,000 in cash and cash equivalents. In February 2007, we secured an additional $815,000 in 6% Convertible Debentures. We will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products. We have also utilized approximately $6,052,497 in cash from operating activities since inception. For these reasons, there is a substantial doubt as to the Company's ability to continue as a going concern.

      Interest has accumulated on the convertible debentures we have issued to date. In respect of the interest accumulated to date, we have a written waiver with certain of our investors to defer the payment of interest through to March 31, 2007 and subsequent to that, the Company elected to pay the interest accrued in kind (by converting the total amount accrued through March 31, 2007 into common stock of the Company at the closing bid price of our common stock on the Over-the-Counter Bulletin Board on March 31, 2007.

      In addition, we issued $815,000 of 6% senior secured convertible debentures on February 20, 2007 as part of and on the same terms as the series of convertible debentures and warrants previously issued. No interest was due on this issuance as of the date of this report.

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


ITEM 3: CONTROLS AND PROCEDURES

      Our principal executive officer, who is, at present, also acting in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who, at present, is also acting in the capacity of principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarter ended March 31, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      We issued 17,392 shares of our common stock, collectively (4,348 shares each), and 20,688 shares of our common stock, collectively, (5,172 shares each), to our directors pursuant to the board of directors' compensation plan adopted by the Company in January, 2006. We believe these shares were issued pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Each of the directors has access to all available information about the Company.

      In April, 2007, the Company issued a total of 154,542 shares of its common stock pro rata to the investors holding outstanding debentures with interest due through such date as payment in kind for accrued interest due through March 31, 2006. The number of shares was calculated by dividing the amount of interest due by the closing stock price as of March 31, 2007. We believe these shares were exempt securities pursuant to Section 3(9) of the Securities Act of 1933, as amended and the issuance was otherwise exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Each of the investors was accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company.

      On April 3, 2007, one of the Company's investors, Falcon International Trading LLC, converted debentures held by it and was issued 50,000 shares of the Company's common stock. This investor was accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company and we believe these shares were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

      On May 10, 2007, one of the Company's investors, Bushido Capital Master Fund, LP, partially converted the December 2004 and December 2005 series of debentures held by it and the Company instructed its transfer agent to issue 1,200,000 shares of the Company's common stock. This investor was accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company and we believe these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      None of the aforementioned issuances resulted in proceeds to the Company.

      We did not repurchase any of our securities during the quarter ended March 31, 2007.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

      The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has been declared effective by the U.S. Securities and Exchange Commission ("SEC"), originally effective October 6, 2006 and subsequently amended by Post-Effective Amendment, which was declared effective by the SEC on May 8, 2007.



ITEM 6: EXHIBITS.

      31.1  Certification Pusuant to Section 302
      32.1  Certification Pusuant to Section 906

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Edentify, Inc.


Date: May 15, 2007                 /s/ Terrence DeFranco
                                        ----------------------------------------
                                        Terrence DeFranco
                                        Chief Executive Officer and
                                        principal financial officer