Form 10QSB
period 2007-06-30
EDENTIFY, INC.
filed 2007-08-14
CIK 1091938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

EDENTIFY, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0179013
(State or other jurisdiction incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒ No ☐

Indicate by checkmark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

There were 28,407,533 shares of common stock, $0.001 par value, outstanding as of August 10, 2007 (note that, included in this total are 6,122,990 of our shares that are subscribed but not issued).

Transitional Small Business Disclosure Format Yes☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2007
Assets
Current assets:
Cash and cash equivalents	$53,092
Accounts receivable	12,445
Prepaid expenses	102,691
Data implementation	58,275
Other current assets	140,257
Total current assets	366,760

Property and equipment, net	1,243,699

Other assets:
Covenant not to compete, net	230,729
Data implementation - long-term	116,725
Intangibles	2,545,806

Total other assets	2,893,260

Total assets	$4,503,719

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$266,576
Line of credit	127,160
Notes payable	260,000
Deferred revenue	86,487
Liabilities of discontinued operations	321,090
Accrued interest	128,388
Accrued expenses and other current liabilities	234,870
Current portion of long-term debt	500,000
Total current liabilities	1,924,571

Long-term liabilities:
Deferred revenue - long term	4,391
Long-term debt, net of discount of $2,208,750	3,263,250
Total long-term liabilities	3,267,641

Total Liabilities	5,192,212

Stockholders' deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized;
21,826,439 shares issued and outstanding	21,827
Common stock subscribed; 6,435,490 shares	6,436
Additional paid-in capital	16,593,248
Deficit accumulated during the development stage	(17,310,004)
Total stockholders' equity	(688,493)

Total liabilities and stockholders' deficit	$4,503,719

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three
	months ended	months ended
	June 30, 2007	June 30, 2006

Revenues:
Sales, net	$54,266	$23,889
Cost of sales	151,919	300,000

Gross profit (loss)	(97,653)	(276,111)

Operating expenses:
Research and development	127,465	83,334
Selling expenses	78,301	74,714
General and administrative expenses	829,860	925,641
Depreciation and amortization	20,889	19,960
Impairment of data implementation asset	-	-
Total operating expenses	1,056,515	1,103,649

Loss from operations	(1,154,168)	(1,379,760)

Other income / (expense):
Other income / (expense)	(1,523)	-
Amortization of debt discount	(967,008)	(288,889)
Interest income	1,400	1,583
Interest expense	(305,676)	(60,564)
Total other income / (expense)	(1,272,807)	(347,870)

Loss from continuing operations	(2,426,975)	(1,727,630)
Loss from discontinued operations	-	(34,594)

Net loss	$(2,426,975)	$(1,762,224)

Basic and diluted loss per common share:
Continuing operations	$(0.09)	$(0.07)
Discontinued operations	$-	$-
Net loss per common share	$(0.09)	$(0.07)

Weighted average shares of
common stock outstanding	27,403,278	25,136,315

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

			Cumulative Period
	For the six	For the six	August 27, 2004
	months ended	months ended	(inception) through
	June 30, 2007	June 30, 2006	June 30, 2007

Revenues:
Sales, net	$92,847	$25,556	$202,431
Cost of sales	379,199	600,000	1,716,633

Gross profit (loss)	(286,352)	(574,444)	(1,514,202)

Operating expenses:
Research and development	291,384	166,667	999,634
Selling expenses	181,806	133,094	1,055,581
General and administrative expenses	1,708,580	1,743,607	6,276,904
Depreciation and amortization	34,607	33,645	47,714
Impairment of data implementation asset	-	-	555,556
Total operating expenses	2,216,377	2,077,013	8,935,389

Loss from operations	(2,502,729)	(2,651,457)	(10,449,591)

Other income / (expense):
Other income / (expense)	(1,714)	-	(3,646)
Amortization of debt discount	(1,857,766)	(657,639)	(4,058,251)
Interest income	3,310	3,039	10,537
Interest expense	(403,119)	(117,701)	(780,274)
Total other income / (expense)	(2,259,289)	(772,301)	(4,831,634)

Loss from continuing operations	(4,762,018)	(3,423,758)	(15,281,225)

Loss from discontinued operations	-	(55,898)	(252,503)

Net loss	$(4,762,018)	$(3,479,656)	$(15,533,728)

Basic and diluted net loss per common share:
Continuing operations	$(0.18)	$(0.14)
Discontinued operations	$-	$-
Net loss per common share	$(0.18)	$(0.14)

Weighted average shares of common stock outstanding	26,830,371	24,994,769

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			August 27, 2004
	For the six	For the six	(inception)
	months ended	months ended	through
	June 30, 2007	June 30, 2006	June 30, 2007

Cash flows from operating activities:
Net income (loss) from continuing operations	(4,762,018)	(3,479,656)	(15,533,728)
Adjustments to reconcile net loss to net cash used in operating activities:			-
Depreciation and amortization of property and equipment	99,253	33,645	177,014
Impairmment of data implementation asset	-	-	555,556
Loss on impairment of business	-	-	150,000
Amortization of debt discount	1,857,766	657,639	4,058,251
Stock options issued as employee compensation	689,578	639,044	2,189,486
Stock options issued to consultants	31,906	-	241,107
Warrants issued to board of directors	63,644	-	188,482
Warrants issued for services provided	-	-	86,164
Warrants issued as payment of interest	197,040	-	197,040
Common stock issued for investor relations fees	38,700	-	545,850
Common stock issued to employees as compensation	-	-	210,498
Common stock issued to advisory board	92,000	-	157,000
Common stock issued for directors' fees	24,000	9,000	57,000
Changes in assets and liabilities:
Accounts receivable	(8,945)	-	(8,945)
Prepaid expenses	(58,340)	331,712	(658,248)
Data implementation-current	27,778	-	(175,000)
Other current assets	10,774	(1,678)	(122,475)
Accounts payable	80,925	40,381	159,654
Deferred revenue	45,680	89,445	90,878
Accrued interest	200,569	-	528,696
Accrued expenses and other current liabilities	66,708	(295,345)	232,786
Net cash used in operating activities	(1,302,982)	(1,385,123)	(6,672,934)
Cash flows from investing activities:
Purchase of software and verification technology	(2,738)	-	(493,357)
Purchase of property and equipment, net	(29,938)	(18,264)	(92,978)
Cash acquired through acquisition of Zelcom subsidiary	8,201		8,201
Net cash used in investing activities	(24,475)	(18,264)	(578,134)
Cash flows from financing activities:
Proceeds from borrowings	915,000	800,000	6,654,160
Proceeds from exercising of warrants	350,000	-	650,000
Net cash provided by financing activities	1,265,000	800,000	7,304,160
Net increase (decrease) in cash and cash equivalents	(62,457)	(603,387)	53,092
Cash and cash equivalents at beginning of period	115,549	1,242,225	-
Net cash and cash equivalents at end of period	53,092	638,838	53,092

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible	$-	$-	$2,545,806

Common stock issued for acquisition of software technology	$-	$-	$806,082
Common stock issued for acquisition of business	$243,750	$-	$243,750
Common stock issued in payment of accrued interest	$400,308	$-	$400,308
Common stock warrants issued as a debt discount	$915,000	$800,000	$6,567,000
Conversion of debenture into common stock	$295,000	$-	$295,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements

Note 1: Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation SB and include the results of Edentify, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of June 30, 2007 and the results of its operations and its cash flows for the three and six month periods ended June 30, 2007 and June 30, 2006. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company operates in a highly competitive environment that is subject to rapid technological change and to the emergence of new technology. Although management believes its services are adaptable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

The Company has incurred significant operating losses since its inception and, as of June 30, 2007, has an accumulated deficit of $17,310,004. During the three and six months ended June 30, 2007, the Company incurred a net loss of $2,426,975 and $4,762,018, respectively and has incurred an accumulated operating cash flow deficit of $6,672,934 since inception. As of June 30, 2007, the Company had $53,092 in cash and cash equivalents. The Company will require additional capital raisings in the form of either debt or equity financing in order to finance its future business plans, continue operations and to continue as a going concern. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously-filed June 30, 2006 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company's reported net loss.

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

In June 2007, FASB issued EITF Abstract No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods and Services to be Used in Future Research and Development Activities.” The Task Force reached a tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The Issue will be effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. An entity should disclose the cumulative effect of the change on retained earnings or on other components of equity or net assets in the statement of financial position. The Company is currently evaluating the implications of this Statement.

Earnings (Loss) Per Share

The Company computes net loss per share under the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, convertible debentures and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three month and six month periods ended June 30, 2007 and 2006, respectively, 28,588,890 and 21,275,279 common stock and common stock equivalent shares, were excluded from the computation of diluted net loss per share as follows:

	June 30, 2007	June 30, 2006

Options	6,275,140	3,467,021
Warrants to Board of Directors	287,500	58,258
Warrants related to debentures	11,186,250	8,175,000
Conversion of debentures	11,115,000	9,575,000
	28,863,890	21,275,279

Note 3: Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Note 4: Business Acquisition

On January 31, 2007, the Company acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operated out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as two other senior employees who perform data analysis services for clients. The focus of Zelcom's business is to provide marketing and risk management analytics to small and mid-tier financial companies as well as complementing the Company's product offerings. Zelcom is an early stage business founded in April, 2006 by its two principals. The business has not generated any significant revenue to date. In consideration for the transfer of all of the membership interests in Zelcom by the Zelcom Principals, the Company agreed to issue 750,000 shares of its common stock. The consideration is issuable as follows: 356,250 shares to each of the Zelcom Principals and 37,500 to one of the above-mentioned senior employees of Zelcom. The fair market value of the 375,000 shares on the date of issuance was $0.65 per share and therefore the value in the aggregate was $243,750. Of the amount issuable, one-half was issuable immediately upon Closing and the remainder is contingent upon and issuable only if Zelcom achieves at least break-even on a cash flow basis for a full 12-month period as evidenced by its audited financial statements for such period. The shares issued at Closing are forfeitable if, prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause. The Company agreed to make capital contributions to Zelcom during the eighteen month period following closing. Such capital contributions are conditioned upon Zelcom not having exceeded its budgeted expenditures by more than ten percent (10%) and with the exception of the first two required capital contributions, require that Zelcom shall have substantially achieved its budgeted revenue projections during the relevant period. The Zelcom Principals are entitled to receive a 25% profits interest in the ongoing operations of Zelcom. In addition, as part of the compensation package to the Zelcom Principals, each was given an employment agreement.

The operating results since the date of acquisition of Zelcom, LLC are included in the Company's operations. The acquisition was structured to qualify as a tax-free reorganization and we have accounted for the acquisition using the purchase method of accounting as prescribed by SFAS 141. The financial results of this acquisition are considered insignificant for purposes of pro forma financial disclosure. It is expected that additional consideration if any, paid to the former owners of Zelcom will increase the recorded intangible asset of covenants not to compete.

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

Cash	$8,201
Accounts receivable	3,500
Other current assets	17,782
Non-current assets	1,468
Covenants not-to-compete	257,558
Accounts payable	(42,671)
Other current liabilities	(2,088)
Total purchase price	$243,750

Note 5: LONG-TERM DEBT

Long-term notes payable at June 30, 2007 consisted of the following:

Convertible debentures	$5,972,000
Unamortized discounts	(2,208,750)

Total debt, net	3,763,250
Current portion of long-term debt, net	(500,000)

Total long-term debt, net	$3,263,250

In January-February 2007, the Company issued $815,000 principal amount 6% senior convertible debentures due on February 20, 2010, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $815,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012. The convertible debentures were issued with an $815,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the three year life of the debentures.

In April 2007, the Company issued $100,000 principal amount 6% senior convertible debentures due on April 10, 2010, and warrants to receive an aggregate of 200,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $100,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 200,000 shares of common stock at a price of $0.50 per share at any time commencing on April 10, 2007 through April 10, 2012. The convertible debentures were issued with a $100,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the three year life of the debentures.

As of June 30, 2007, $295,000 principal amount of the Company’s convertible debentures were converted into 1,290,000 shares of our common stock. These conversions resulted in an increase of $80,278 in the amortization of debt discount since, of the total amount converted, $150,000 principal amount (1,000,000 shares) was already fully amortized as of the date of conversion.

As of June 30, 2007, the Company and one its investors, Bushido Capital Master Fund, LP, agreed to extend the maturity date to September 30, 2008 for the Company’s April 2005 8% Senior Secured Convertible Debentures. Also as of June 30, 2007, the Company, Bushido and Gamma Capital Opportunity Fund agreed to extend the maturity date to September 30, 2008 for the Company’s August 2006 6% Senior Secured Convertible Debentures. The Company agreed to amend the warrants previously issued in the aforementioned August 2006 Debentures to include a cashless exercise provision.

Also as of June 30, 2007, the Company reached an agreement with Bushido Capital Master Fund and Pierce Diversified Strategy Master Fund to extend the maturity date to September 30, 2008 for the Company’s November 2006 $1,102,000 bridge note. In consideration for the extension of the aforementioned bridge note, the Company agreed to issue warrants to Bushido to acquire 150,000 shares of the Company’s common stock at $0.50 per share, and to Pierce to acquire 125,000 shares of the Company’s common stock at $0.50 per share, with both such warrants also having a cashless exercise provision. The total Black-Scholes value of both warrant issuances totaled $197,040, and has been expensed during the six months ended June 30, 2007.

Note 6: Stock Options and Stock Based Compensation

On April 3, 2007 the Company issued 5,172 shares of its common stock – with a market value of 3,000 – to each of its directors (20,688 shares – with a market value of $12,000 – in the aggregate) pursuant to the Board Compensation plan. On or about January 11, 2007 the Company issued 4,348 shares of its common stock – with a market value of $3,000 – to each of its directors (17,392 shares – with a market value of $12,000 – in the aggregate) pursuant to the Board Compensation plan.

On or about May 23, 2007, the Company issued 20,000 shares of its common stock, valued at $14,000, to Quinn Thomas, who joined the Advisory Board, in accordance with the terms of that Agreement.

At June 30, 2007, Edentify did not have a specific company-wide stock option plan. Options were granted on a case by case basis by the Board of Directors.

The following table summarizes the Company's option activity for the six months ended June 30, 2007:

		Weighted-
	Number of	Average
	Options	Exercise Price

Outstanding at December 31, 2006	7,665,555	$2.65
Granted	1,515,279	$1.35
Exercised	-
Cancelled	-

Outstanding at March 31, 2007	9,180,834	$2.26
Granted	200,000	$2.25
Exercised	-
Cancelled	-

Outstanding at June 30, 2007	9,380,834	$2.26

Exercisable at June 30, 2007	6,562,638	$2.24

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and six months ended June 30, 2007 and June 30, 2006, respectively:

	Six months ended		Three months ended
Options	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Expected life (in years)	5.00	5.00	5.00	5.00
Interest rate	3.90%	4.48%	3.88%	4.85%
Volatility	204.53%	205.00%	205.00%	205.00%
Dividend yield	-	-	-	-
Weighted-average fair value
at grant date	$0.64	$0.65	$0.78	$0.65

The following table summarizes information about the Company's stock options outstanding as of June 30, 2007:

			Weighted-Average
	Number	Weighted-Average	remaining contractual	Aggregate
Exercise Price	Outstanding	Exercise Price	life (years)	Intrinsic Value

$0.72	200,000	$0.72	4.51	4,000
$0.75	2,787,500	$0.75	3.10	-
$1.00	1,244,446	$1.00	4.36	-
$2.00	2,100,000	$2.00	2.87	-
$2.50	619,444	$2.50	3.87	-
$4.00	200,000	$4.00	3.51	-
$5.00	2,229,444	$5.00	3.03	-

Total Outstanding	9,380,834	$2.26	3.30

Ending exercisable	6,562,638	$2.24	3.00	$2,000

		Number	Weighted-Average
Exercise Price		Exercisable	Exercise Price

$0.72		100,000	$0.72
$0.75		2,298,611	$0.75
$1.00		331,251	$1.00
$2.00		1,875,000	$2.00
$2.50		320,138	$2.50
$4.00		150,000	$4.00
$5.00		1,487,638	$5.00

Totals		6,562,638	$2.24

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day , June 30, 2007, and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised in the money options on June 30, 2007. This amount changes based on the fair market grant date fair value of the Company's stock.

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants granted to employees consultants and the Board of Directors that are included in the Company's consolidated statements of operation for the three and six months ended as follows:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

General and administrative	372,681	181,072	645,682	345,876
Selling	-	94,456	34,939	151,536
Research and development	41,138	76,167	104,507	141,592

	413,819	351,695	785,128	639,004

As of June 30, 2007, $1,867,705 of total unrecognized compensation expense related to stock options and warrants is expected to be recognized over a weighted average period of 11.39 months.

In addition to the stock options to employees, the Company also granted common stock and warrants to directors for director fees. A summary of such stock awards for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	$$	# of shares	$$	# of shares	$$	# of shares	$$	# of shares
Common stock issued for directors' fees	$12,000	20,688	$12,000	12,000	$24,000	38,080	$12,000	12,000
Common stock issued to advisory board	14,000	20,000	-	-	92,000	140,000	143,000	120,000
Warrants issued to Directors	-	-	-	-	127,288	200,000	124,838	187,500
	$26,000	40,688	$12,000	12,000	$243,288	378,080	$279,838	319,500

 Note 7: Equity Transactions During the Quarter Ended June 30, 2007

As of April 3, 2007 the Company issued 154,542 shares of its common stock as payment in kind for $89,633 of accrued interest from January 1, 2007 through March 30, 2007. The number of shares for each issuance was calculated by dividing the amount of interest due by the closing stock price as of March 31, 2007.

Also as of April 3, 2007, the Company issued 50,000 shares of its common stock to Falcon International Trading, LLC as a result of the conversion of $25,000 of convertible debentures held by this investor.

As of May 14, 2007, the Company issued 1,200,000 shares of its common stock to Bushido Capital as a result of the conversion of $250,000 of convertible debentures held by this investor.

Also on or about May 23, 2007, the Company issued 20,000 shares of its common stock, valued at $10,200, to an individual for investment advisory services, in accordance with the terms of this Agreement.

    On May 24, 2007, Bridges & Pipes, LLC exercised warrants to acquire 312,500 shares of the common stock of the Company resulting in $100,000 proceeds to the Company. Due to ministerial delays, the shares were not issued until July 16, 2007.

    On or about June 1, 2007, the Company issued 781,250 shares of its common stock to Bushido Capital as a result of the exercise of warrants received by that investor in connection with prior private offering of units of convertible debentures and warrants. The exercise of the warrants resulted in $250,000 in proceeds to the Company.

    On or about June 15, 2007, the Company issued 50,000 shares of its common stock, valued at $28,500, to an individual for investment advisory services, in accordance with the terms of this Agreement.

The 6,122,990 of subscribed shares as of August 14, 2007 disclosed by the Company in its financial statements is composed of the following.   5,000,000 shares are shares of common stock that the Company is contractually obligated to issue to face2face animation, inc. (and for which face2face has full voting rights as well as all other rights attendant to beneficial ownership) that has not been delivered to face2face due to a contractual dispute regarding fulfillment by face2face of its contractual obligations.  1,122,990 of the shares of common stock are shares that the Company is contractually obligated to issue to Terrence DeFranco or his designees pursuant to the original acquisition agreement with Budgethotels Network, Inc. and as of the date of that agreement.  Mr. DeFranco has not made such designations and therefore the shares have not been physically issued to date.  These shares could be issued at any time to Mr. DeFranco if no such designations are made.

Note 8: Subsequent Events

    In July 2007, the Company issued $100,000 principal amount 6% senior convertible debentures due on July 13, 2010, and warrants to receive an aggregate of 200,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $100,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 200,000 shares of common stock at a price of $0.50 per share at any time commencing on July 13, 2007 through July 13, 2012. The convertible debentures were issued with a $100,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the three year life of the debentures.

    As of July 2, 2007, the Company issued a total of 129,388 shares of its common stock pro rata to the investors holding outstanding debentures with interest due through such date as payment in kind for $95,743 of accrued interest due through June 30, 2007. The number of shares was calculated by dividing the amount of interest due by the closing stock price as of June 30, 2007.

    On or about July 11, 2007 the Company issued 4,054 shares of its common stock to each of its directors (16,216 shares in the aggregate) pursuant to the Board Compensation plan.

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

Although we had anticipated that it would be rolled out sooner, we are still in the process of developing a second, biometric approach.

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

    The biometric technology, presently still under development, will be marketed through our wholly-owned subsidiary, InMotion Biometrics, Inc. ("IMB"). The present plans for this technology are based on a set of algorithms, combining face and voice recognition techniques for authenticating the identity of an individual. Our agreement for the development of the IMB technology is with face2face, Inc., a leading character animation company that was spun off from Lucent Technologies, Inc. in 2000. The core capability of this technology is its facial analysis system that contains highly evolved algorithms for obtaining the inner lip contour, which can accurately measure for optimal visual speech-recognition performance. Additionally, the IMB system is designed as a multi-modal platform capable of combining the reading of two or more biometric technologies simultaneously.

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

    Upon the reverse split becoming effective, Budget issued a total of 19,510,255 shares of its common stock to the former stockholder of Edentify and his nominees associated with the Share Rights Certificate in order for such persons to hold approximately 88.2% of the outstanding common stock of the Company. After the reverse split and subsequent issuance under the Share Rights Certificates, Edentify, formerly Budget, had a total of approximately 24,501,000 shares of common stock outstanding.

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

    On January 31, 2007, we acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operating out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as another senior employee who performs analysis for clients. Zelcom is a start-up business founded in April, 2006 by its two principals. The focus of its business will be to provide marketing and risk-management analytics to small and mid-tier financial companies. The business has not generated any significant revenue to date. However, we anticipate that the addition of the services of the Zelcom principals will add to our ability to analyze the information that we provide to our existing target customers as well as increasing our ability to penetrate more markets for our products, technology and services, through the professional expertise and experience of the Zelcom Principals.

RISK FACTORS

The following risk factors identify changes to important factors previously discussed in our annual report on Form 10-KSB occurring during the quarter ended June 30, 2007 that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

Significant operations have not yet commenced. For the three and six months ended June 30, 2007, the Company had net sales of $54,266 and $92,847 respectively. Our accumulated deficit during the development period was $17,310,004. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. In addition, our auditors have expressed a substantial doubt as to the Company's ability to continue as a going concern. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of June 30, 2007, we had $53,092 in cash and cash equivalents. In the event that funds are not available from our operations to meet these needs, we will need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop market and sell our software products. Additional debt financing will be very costly and additional equity financing may substantially dilute existing shareholders. Moreover, there can be no assurances that we will be able to raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products and to continue operations.

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

    In June 2007 FASB issued EITF Abstract No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods and Services to be Used in Future Research and Development Activities.” The Task Force reached a tentative conclusion that nonrefundable advance payments for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The issue will be effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. Entities should report the effects of applying this issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. An entity should disclose the cumulative effect of the change on retained earnings or on other components of equity or net assets in the statement of financial position. The Company is currently evaluating the implications of this Statement.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2007 versus three and six months ended June 30, 2006:

Net Loss

    Our net loss from continuing operations was $2,426,975 for the three months ended June 30, 2007 as compared to $1,727,630 for the three months ended June 30, 2006 and $4,762,018 and $3,423,758 for the six months ended June 30, 2007 and 2006, respectively. This represents an increase in net loss of $699,345 for the three-month period ended June 30, 2007 compared to the same period in 2006 and $1,338,260 for the six-month period ended June 30, 2007 as compared to the same six month period in 2006. The increase in net loss for the three-month period ending June 30, 2007 as compared to the three-month period ending June 30, 2006 was primarily due to an increase in interest expense and non-cash amortization of financing costs of $923,231, arising from additional convertible debentures being issued, accelerated amortization of finance costs of $80,278 due to conversions of some of our debentures, an increase in revenue of $30,377 and a decrease in cost of sales of $148,081. The increase in net loss for the six-month period ending June 30, 2007 as compared to the six-month period ending June 30, 2006 was primarily due to an increase in interest expense and non-cash amortization of financing costs of $1,485,545 which includes an additional $197,040 as described under Financing Costs below arising from additional convertible debentures being issued, accelerated amortization of finance costs of $80,278 due to conversions of some of our debentures an increase in revenue of $67,291, and a decrease in cost of sales of $220,801.

    Our net loss from discontinued operations was -0- for the three and six months ended June 30, 2007 as compared to a loss of approximately $35,000 and $56,000 for the three and six months ended June 30, 2006. This amount represents the results of operations on our discontinued operations of our InfoCenter, Inc. subsidiary.

    Net loss per share in continued operations were ($0.09) and ($0.07) for the three months ended June 30, 2007 and 2006 respectively and ($0.18) and ($0.14) for the six month periods ended June 30, 2007 and 2006 respectively. Net income per share in discontinued operations was $0 for the three and six months ended June 30, 2007 and 2006 respectively.

Revenue

    Revenue for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 were $54,266 and $23,889 respectively while revenues for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 were $92,847 and $25,556 respectively. The increases over previous periods are a result of additional sales of our product solutions and additional sales derived from the addition of our Zelcom subsidiary in February of 2007.

The majority of our revenue is currently derived from three agreements.

    In December 2005, we entered into a Scoring Services Agreement ("Agreement") with a consumer services company ("Client") whereby Client provides us with identities from Client's proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". For grant of the license to our Identify Score, the Client is required to pay the sum of $30,000 as follows: $20,000 which was due and paid upon execution of the agreement and $10,000 upon the completion of the 60-day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The product has been accepted and the second payment was paid to us. In addition, the Client will pay a minimum of $2,500 per month (depending on the number of subscribers) for the Scoring service for a term of three years. Upon execution of the agreement, we recorded the entire $30,000 as deferred revenue. As of June 30, 2007, the Company recognized $15,072 of the deferred revenue.

    On April 7, 2006 (the "Effective Date"), we entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation whereby Trilegiant agreed to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date). The term of the agreement is five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay us a license fee, part of which was paid to us within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay us, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. As of June 30, 2007 we recorded $200,000 of deferred revenue as a result of this Agreement.

    In June 2006, we entered into a Scoring Services Agreement ("Agreement") with another consumer services company that provides technological solutions that assist banks with opening of new accounts whereby the client provides us with identities from its proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". This Agreement follows our standard customer agreement and proprietary pricing model and is for a term of three years. In addition, we also derive revenue from several other scoring services agreements although such revenue is not significant at the present time.

    In addition, in October 2006, we entered into a data services agreement and independent sales agent agreement with ChoicePoint, a leading data aggregator, to jointly develop and market identity fraud detection solutions. As a result of these agreements, we have access to their industry-leading partner solutions. Our addition to this group enables us to provide financial service companies, health care organizations and government agencies a more enhanced and streamlined solution capable of assessing, detecting and preventing identity fraud. Under the terms of agreement, we will endeavor to jointly develop and market identity fraud detection solutions that integrate our proprietary advanced identity fraud assessment, detection, and prevention technology with ChoicePoint products and services. We will jointly market certain complimentary products and services to our respective customers. The sales agency portion of the relationship is for a term of two (2) years. As of June 30, 2007, no revenue has been recognized from these agreements.

Research and Development Expense

    Research and development expense for the three months ended June 30, 2007 and 2006 was $127,465 and $83,334 respectively. Research and development expense for the six months ended June 30, 2007 was $291,384 as compared to $166,667 for the same period in 2006. The increase in expense for the three-month period ended June 30, 2007 was due to additional salaries and wages and related stock compensation expense. The increase in expense of $124,717 for the six-month period ended June 30, 2007 was also due in part to increased salary but mainly due to the continued development and implementation services provided by a key vendor on database and assessment servers, as well as costs incurred on the required operating infrastructure within our key vendor's facility. In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

    Selling expense for the three months ended June 30, 2007 and 2006 was $78,301 and $74,714 respectively. Selling expense for the six months ended June 30, 2007 and 2006 was $181,806 and $133,094 respectively. The increases in both the three and six month comparisons represent higher travel costs and conference fees incurred in connection with participation in conferences and other trade exhibit opportunities which compromise a part of our sales efforts.

General and Administrative Expenses

    General and administrative expenses for the three months ended June 30, 2007 and 2006 were $829,860 and $925,641 respectively. General and administrative expenses for the six months ended June 30, 2007 and 2006 were $1,708,580 and $1,743,607 respectively. The reduction of $95,781 in these expenses for the three-month period ended June 30, 2007 as compared to the same period in 2006 is due to reduced stock compensation and consulting expenses in 2007 versus 2006. The decrease of $35,027 in these expenses for the six-month period ended June 30, 2007 as compared to the same period in 2006 is due to lower general operations costs. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees. Any remaining costs were from general operations.

Depreciation and Amortization

    Depreciation and amortization expense for the three months ended June 30, 2007 and 2006 was $20,889 and $19,960 respectively. Depreciation and amortization expense for the six months ended June 30, 2007 and 2006 was $34,607 and $33,645 respectively. Depreciation and amortization expense increased during these periods as a result of the purchase of additional computer equipment, computer software, and furniture and fixtures.

Financing Costs

    Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are amortized over the life of the debentures and are reflected in the Consolidated Statements of Operations under the caption "Amortization of Debt Discount." Please also see Note 5 in the consolidated financial statements contained herein for more details on these transactions. These costs, for the three months ended June 30, 2007 was $967,008, which includes $80,278 in accelerated amortization due to conversion of some of our debentures, as compared to $288,889 for the three months ended June 30, 2006. For the six months ended June 30, 2007, these costs were $1,857,766, including $80,278 in accelerated amortization due to conversion of some of our debentures, as compared to $657,639 for the six months ended June 30, 2006. The increase in both the three month and six month comparisons resulted from additional warrants that were issued in conjunction with new debentures offered by us during the periods referenced.

Interest Expense

    Interest expense for these periods represents interest incurred on both our convertible debentures and note payable balances. Interest expense for the three months ended June 30, 2007 and 2006 was $305,676 and $60,564 respectively. Interest expense for the six months ended June 30, 2007 and 2006 was $403,119 and $117,701 respectively. The increase in both the three and six month comparisons was due to interest on additional convertible debentures outstanding in 2007 as compared to 2006, as well as the modification of existing debt instruments.

Loss on Discontinued Operations

    The loss on discontinued operations for the three months ended June 30, 2007 and 2006 was -0- and $34,594 respectively. For the six months ended June 30, 2007 and 2006, the loss was -0- and 55,898 respectively. These losses represent the results of operations incurred by our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in prior periods. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary was required to be completed on or before August 31, 2006. Inasmuch as the Board of Directors of InfoCenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

Liquidity and Capital Resources

    As of June 30, 2007, our principal source of liquidity consisted of approximately $53,000 in cash and cash equivalents. In July, 2007, we issued an additional $100,000 in 6% Convertible Debentures. We will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products. We have also utilized $6,672,934 in cash from operating activities since inception. For these reasons, there is a substantial doubt as to the Company's ability to continue as a going concern.

    The Company has timely elected to pay the interest accrued through June 30, 2007 in kind (by converting the total amount accrued through June 30, 2007 into common stock of the Company at the closing bid price of our common stock on the Over-the-Counter Bulletin Board on June 30, 2007.

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

ITEM 3: CONTROLS AND PROCEDURES

    Our principal executive officer, who is, at present, also acting in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who, at present, is also acting in the capacity of principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarter ended June 30, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    In July 2007, the Company issued $100,000 principal amount 6% senior convertible debentures due on July 13, 2010, and warrants to receive an aggregate of 200,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $100,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 200,000 shares of common stock at a price of $0.50 per share at any time commencing on July 13, 2007 through July 13, 2012. This investor was accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company and we believe these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    In July, 2007, we issued 16,216 shares of our common stock, collectively, 4,054 shares each, to our directors for the second quarter pursuant to the board of directors' compensation plan adopted by the Company in January, 2006. We believe these shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each of the directors has access to all available information about the Company.

In July 2007, we issued 129,388 shares of our common stock pro rata to the investors holding outstanding debentures as payment in-kind for accrued interest for the period April 1, 2007 through June 30, 2007. The number of shares was calculated by dividing the amount of interest due by the closing stock price as of June 30, 2007. We believe these shares were exempt securities pursuant to Section 3(9) of the Securities Act of 1933, as amended and the issuance was otherwise exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each of the investors was accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company.

On or about June 15, 2007, we issued 50,000 shares of our common stock to an individual for investment advisory services, in accordance with the terms of the agreement with him. This individual qualifies as an accredited investor and advisor to the Company and had access to make inquiries about the Company. We believe these shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about May 23, 2007, we issued 20,000 shares of our common stock to Quinn Thomas, who joined the Advisory Board in February, 2007, in accordance with the terms of the agreement with him. This investor was accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company and we believe these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Also on or about May 23, 2007, the Company issued 20,000 shares of its common stock to an individual for investment advisory services, in accordance with the terms of the agreement with him. This individual qualifies an accredited investor and advisor to the Company and had access to make inquiries about the Company. We believe these shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

As of April 3, 2007 the Company issued 154,542 shares of its common stock as payment in kind for $89,633 accrued interest from January 1, 2007 through March 30, 2007 The number of shares for each issuance was calculated by dividing the amount of interest due by the closing stock price as of March 31, 2007. We believe these shares were exempt securities pursuant to Section 3(9) of the Securities Act of 1933, as amended and the issuance was otherwise exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each of the investors were pre-existing investors in the Company, were accredited and had access, at the time of the initial acquisition of the debentures, to make inquiries about the Company.

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

On April 3, 2007 the Company issued 5,172 shares of its common stock to each of its directors (20,688 shares in the aggregate) pursuant to the Board Compensation plan. On or about January 11, 2007 the Company issued 4,348 shares of its common stock to each of its directors (17,392 shares in the aggregate) pursuant to the Board Compensation plan.

    None of the aforementioned issuances resulted in proceeds to the Company.

On May 24, 2007, Bridges and Pipes exercised 312,500 warrants resulting in $100,000 in proceeds and on June 1, 2007, Bushido exercised 781,250 warrants resulting in $250,000 in proceeds. The shares were not issued to Bridges and Pipes until July 16, 2007 due solely to ministerial delays. The investor has been an existing security holder of the Company and is a venture fund, sophisticated in financial matters and we believe these shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

    We did not repurchase any of our securities during the quarter ended June 30, 2007.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

Effective Registration Statement on Form SB-2

    The Company's registration statement filed pursuant to the Securities Act of 1933 Act to register the resale of this common stock has been declared effective by the U.S. Securities and Exchange Commission ("SEC"), originally effective October 6, 2006 and subsequently amended by Post-Effective Amendment, which was declared effective by the SEC on May 8, 2007.

Extension of debt instruments
As of June 30, 2007, one of our investors, Bushido Capital Master Fund, LP, agreed to extend the maturity date to September 30, 2008 for our April 2005 8% Senior Secured Convertible Debentures. Also as of June 30, 2007, Bushido and Gamma Capital Opportunity Fund agreed to extend the maturity date to September 30, 2008 for the Company’s August 2006 6% Senior Secured Convertible Debentures. We also agreed to amend the warrants previously issued in the aforementioned August 2006 Debentures to include a cashless exercise provision.

Also as of June 30, 2007, we reached an agreement with Bushido Capital Master Fund and Pierce Diversified Strategy Master Fund to extend the maturity date to September 30, 2007 for our November 2006 $1,102,000 bridge note. In consideration for the extension of the aforementioned bridge note, we agreed to issue warrants to Bushido to acquire 150,000 shares of our common stock at $0.50 per share, and to Pierce to acquire 125,000 shares of our common stock at $0.50 per share, with both such warrants also having a cashless exercise provision.

Subscribed Shares
The 6,122,990 of subscribed shares disclosed by us in its financial statements is composed of the following.   5,000,000 shares are shares of common stock that the Company is contractually obligated to issue to face2face animation, inc. (and for which face2face has full voting rights as well as all other rights attendant to beneficial ownership) that has not been delivered to face2face due to a contractual dispute regarding fulfillment by face2face of its contractual obligations.  1,122,990 of the shares of common stock are shares that the Company is contractually obligated to issue to Terrence DeFranco or his designees pursuant to the original acquisition agreement with Budgethotels Network, Inc. and as of the date of that agreement.  Mr. DeFranco has not made such designations and therefore the shares have not been physically issued to date.  These shares could be issued at any time to Mr. DeFranco if no such designations are made.

ITEM 6: EXHIBITS.

    31.1 Certification Pursuant to Section 302
    32.1 Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edentify, Inc.

Date: August 14, 2007	By:	/s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer and principal financial officer