Form 10QSB
period 2007-09-30
EDENTIFY, INC.
filed 2007-11-14
CIK 1091938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended September 30, 2007

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

Yes ☐   No ☒

There were 29,217,044 shares of common stock, $0.001 par value, outstanding as of November 9, 2007 (note that included in this total there are 6,122,990 of our shares that are subscribed but not issued).

Transitional Small Business Disclosure Format

Yes ☐   No ☒

PART I - FINANCIAL INFORMATION
 ITEM 1: Financial Statements

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET
(Unaudited)
September 30,
2007
Assets
Current assets:
Cash and cash equivalents	$39,953
Accounts receivable	45,611
Prepaid expenses	37,238
Data implementation	118,333
Other current assets	142,177
Total current assets	383,312

Property and equipment, net	1,208,957
Other assets:
Covenant not to compete, net	214,632
Data implementation - long-term	207,083
Intangibles	2,545,806
Total other assets	2,967,521

Total assets	$4,559,790
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$850,147
Line of credit	127,160
Notes payable, net of discount of $289,286	320,714
Deferred revenue	61,228
Liabilities of discontinued operations	321,090
Accrued interest	136,002
Accrued expenses and other current liabilities	49,185
Current portion of long-term debt	2,802,000
Total current liabilities	4,667,526

Long-term liabilities:
Deferred revenue - long term	1,756
Long-term debt, net of discount of $2,027,397	1,267,603
Total long-term liabilities	1,269,359

Total Liabilities	5,936,885

Stockholders' deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized; 22,440,793 shares issued and outstanding	22,441
Common stock subscribed; 6,542,990 shares	6,543
Additional paid-in capital	17,867,249
Deficit accumulated during the development stage	(19,273,328)
Total stockholders' equity	(1,377,095)

Total liabilities and stockholders' deficit	$4,559,790

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended	For the three months ended
	September 30, 2007	September 30, 2006
Revenues:
Sales, net	$128,359	$39,125
Cost of sales	305,295	159,080

Gross profit (loss)	(176,936)	(119,955)
Operating expenses:
Research and development	118,758	262,635
Selling expenses	60,389	289,227
General and administrative expenses	1,066,475	818,818
Depreciation and amortization	20,523	2,378
Impairment of data implementation asset	-	555,556
Total operating expenses	1,266,145	1,928,614

Loss from operations	(1,443,081)	(2,048,569)

Other income / (expense):
Other income / (expense)	256	(608)
Amortization of debt discount	(416,500)	(391,667)
Interest income	1,670	1,095
Interest expense	(105,669)	(69,819)
Total other income / (expense)	(520,243)	(460,999)

Loss from continuing operations	(1,963,324)	(2,509,568)
Loss from discontinued operations	-	(20,164)

Net loss	$(1,963,324)	$(2,529,732)
Basic and diluted loss per common share:
Continuing operations	$(0.07)	$(0.10)
Discontinued operations	-	-
Net loss per common share	$(0.07)	$(0.10)

Weighted average shares of common stock outstanding	28,681,303	25,584,733

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS

	For the nine months ended	For the nine months ended	Cumulative Period August 27, 2004 (inception) through
	September 30, 2007	September 30, 2006	September 30, 2007

Revenues:
Sales, net	$221,206	$64,681	$330,790
Cost of sales	684,494	986,188	2,021,928

Gross profit (loss)	(463,288)	(921,507)	(1,691,138)
Operating expenses:
Research and development	410,142	410,532	1,118,392
Selling expenses	242,195	474,342	1,115,970
General and administrative expenses	2,775,055	2,331,453	7,343,379
Depreciation and amortization	55,130	6,636	68,237
Impairment of data implementation asset	-	555,556	555,556
Total operating expenses	3,482,522	3,778,519	10,201,534

Loss from operations	(3,945,810)	(4,700,026)	(11,892,672)

Other income / (expense):
Other income / (expense)	(1,458)	(608)	(3,390)
Amortization of debt discount	(2,274,266)	(1,049,306)	(4,474,751)
Interest income	4,980	4,128	12,207
Interest expense	(508,788)	(187,514)	(885,943)
Total other income / (expense)	(2,779,532)	(1,233,300)	(5,351,877)

Loss from continuing operations	(6,725,342)	(5,933,326)	(17,244,549)
Loss from discontinued operations	-	(76,062)	(252,503)

Net loss	$(6,725,342)	$(6,009,388)	$(17,497,052)
Basic and diluted net loss per common share:
Continuing operations	$(0.24)	$(0.24)
Discontinued operations	-	-
Net loss per common share	$(0.24)	$(0.24)

Weighted average shares of common stock outstanding	27,454,625	25,161,865

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended	For the nine months ended	Cumulative Period August 27, 2004 (inception) through
	September 30, 2007	September 30, 2006	September 30, 2007
Cash flows from operating activities:
Net loss from operations	$(6,725,342)	$(6,009,388)	$(17,497,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	152,120	53,656	229,881
Impairment of data implementation asset	-	-	555,556
Loss on impairment of business	-	-	150,000
Amortization of debt discount	2,274,266	1,049,306	4,474,751
Stock options issued as employee compensation	1,021,804	983,712	2,521,712
Stock options issued to consultants	31,907	-	241,108
Warrants issued to board of directors	94,263	-	219,101
Warrants issued for services provided	-	-	86,164
Warrants issued as payment of interest	197,040	-	197,040
Common stock issued for investor relations fees	268,400	413,000	775,550
Common stock issued to employees as compensation	-	176,698	210,498
Common stock issued to advisory board	92,000	65,000	157,000
Common stock issued for directors' fees	36,000	21,000	69,000
Changes in assets and liabilities:
Accounts receivable	(42,111)	-	(42,111)
Prepaid expenses	7,113	783,935	(592,795)
Data implementation	(122,638)	(111,111)	(325,416)
Other current assets	8,854	(4,023)	(124,395)
Accounts payable	664,496	48,999	743,225
Deferred revenue	17,786	69,070	62,984
Accrued interest	303,926	-	632,053
Accrued expenses and other current liabilities	(119,437)	513,815	46,641
Net cash used in operating activities	(1,839,553)	(1,946,331)	(7,209,505)
Cash flows from investing activities:
Purchase of software and verification technology	(4,303)	(1,790)	(494,922)
Purchase of property and equipment, net	(29,941)	(20,910)	(92,981)
Cash acquired through acquisition of Zelcom subsidiary	8,201	-	8,201
Net cash used in investing activities	(26,043)	(22,700)	(579,702)
Cash flows from financing activities:
Proceeds from borrowings	1,440,000	1,300,000	7,179,160
Proceeds from exercise of warrants	350,000	-	650,000
Net cash provided by financing activities	1,790,000	1,300,000	7,829,160
Net increase (decrease) in cash and cash equivalents	(75,596)	(669,031)	39,953
Cash and cash equivalents at beginning of period	115,549	1,242,225	-
Cash and cash equivalents at end of period	$39,953	$573,194	$39,953

Supplemental disclosures of non-cash investing and financing activities:
Acquisition of intangible	$-	$-	$2,545,806
Common stock issued for acquisition of software technology	$-	$-	$806,082
Common stock issued for acquisition of business	$243,750	$-	$243,750
Common stock issued in payment of accrued interest	$496,051	$-	$496,051
Common stock warrants issued as a debt discount	$1,439,443	$1,300,000	$6,791,433
Conversion of debenture into common stock	$345,000	$-	$345,000

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EDENTIFY, INC
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements

Note 1: Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation SB and include the results of Edentify, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). Accordingly, certain information and footnote disclosures required in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the Company's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments except as otherwise disclosed herein) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2007 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2007 and September 30, 2006. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company operates in a highly competitive environment that is subject to rapid technological change and to the emergence of new technology. Although management believes its services are adaptable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

The Company has incurred significant operating losses since its inception and, as of September 30, 2007, has an accumulated deficit of $19,273,328. During the three and nine months ended September 30, 2007, the Company incurred a net loss of $1,963,324 and $6,725,342, respectively and has incurred an accumulated operating cash flow deficit of $7,209,505 since inception. As of September 30, 2007, the Company had $39,953 in cash and cash equivalents. The Company will require additional capital in the form of either debt or equity in order to finance its future business plans, continue operations and to continue as a going concern. The successful outcome of future activities cannot be determined at this time, and there is no assurance that, if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results for the interim periods are not necessarily indicative of results that may be expected for the entire year or for any other interim period. Certain reclassifications have been made to the previously-filed September 30, 2006 financial statements in order to conform them to the current presentation. Such reclassifications had no effect on the Company's reported net loss.

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

Under the provisions of SFAS 128 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options, convertible debentures and warrants is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three month and nine month periods ended September 30, 2007 and 2006, respectively, 33,425,834 and 27,255,834 common stock and common stock equivalent shares were excluded from the computation of diluted net loss per share as follows:

	September 30, 2007	September 30, 2006

Options	8,993,334	7,318,334
Warrants to Board of Directors	387,500	187,500
Warrants related to debentures	12,736,250	9,175,000
Conversion of debentures	11,308,750	10,575,000
	33,425,834	27,255,834

Investment

Our investment in AOC-Edentify Services, LLC, which was acquired June 6, 2007, is accounted for under the equity method of accounting (See Note 9).

Note 3: Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

Note 4: Business Acquisition

On January 31, 2007, the Company acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operated out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as two other senior employees who perform data analysis services for clients. The focus of Zelcom's business is to provide marketing and risk management analytics to a variety of small to large financial companies as well as complementing the Company's product offerings. Zelcom is an early stage business founded in April, 2006 by its two principals. The business has begun to generate revenue in the present quarter. In consideration for the transfer of all of the membership interests in Zelcom by the Zelcom Principals, the Company agreed to issue 750,000 shares of its common stock. The consideration is issuable as follows: 356,250 shares to each of the Zelcom Principals and 37,500 to one of the above-mentioned senior employees of Zelcom. The fair market value of the 375,000 shares on the date of issuance was $0.65 per share and therefore the value in the aggregate was $243,750. Of the amount issuable, one-half was issuable immediately upon Closing and the remainder is contingent upon and issuable only if Zelcom achieves at least break-even on a cash flow basis for a full 12-month period as evidenced by its audited financial statements for such period. The shares issued at Closing are forfeitable if, prior to the end of the second anniversary of the closing date, any of the parties to which they were issued, (a) voluntarily terminates his employment with Zelcom or (b) is terminated for cause. The Company agreed to make capital contributions to Zelcom during the eighteen month period following closing. Such capital contributions are conditioned upon Zelcom not having exceeded its budgeted expenditures by more than ten percent (10%) and with the exception of the first two required capital contributions, require that Zelcom shall have substantially achieved its budgeted revenue projections during the relevant period. The Zelcom Principals are entitled to receive a 25% profits interest in the ongoing operations of Zelcom. In addition, as part of the compensation package to the Zelcom Principals, each was given an employment agreement.

The operating results since the date of acquisition of Zelcom, LLC are included in the Company's operations. The acquisition was structured to qualify as a tax-free reorganization and the Company has accounted for the acquisition using the purchase method of accounting as prescribed by SFAS 141. The financial results of this acquisition are considered insignificant for purposes of pro forma financial disclosure. It is expected that additional consideration if any, paid to the former owners of Zelcom will increase the recorded intangible asset of covenants not-to-compete.

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

Cash	$8,201
Accounts receivable	3,500
Other current assets	17,782
Non-current assets	1,468
Covenants not-to-compete	257,558
Accounts payable	(42,671)
Other current liabilities	(2,088)
Total purchase price	$243,750

Note 5: LONG-TERM DEBT

Long-term notes payable at September 30, 2007 consisted of the following:

Convertible debentures	$6,097,000
Unamortized discounts	(2,027,397)

Total debt, net	4,069,603
Current portion of long-term debt, net	2,802,000

Total long-term debt, net	$1,267,603

In January-February 2007, the Company issued $815,000 principal amount 6% senior convertible debentures due on February 20, 2010, and warrants to receive an aggregate of 1,630,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $815,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 1,630,000 shares of common stock at a price of $0.50 per share at any time commencing on February 20, 2007 through February 20, 2012. The convertible debentures were issued with an $815,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the three year life of the debentures.  The registration rights associated with the underlying stock have been extended to December 31, 2007.

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

As of September 30, 2007, $345,000 principal amount of the Company's convertible debentures were converted into 1,446,250 shares of  common stock. These conversions resulted in an increase of $80,278 in the amortization of debt discount since, of the total amount converted, $200,000 principal amount (1,129,388 shares) was already fully amortized as of the date of conversion.

As of June 30, 2007, the Company and one its investors, Bushido Capital Master Fund, LP, has agreed to extend the maturity date to September 30, 2008 for the Company's April 2005 8% Senior Secured Convertible Debentures. Also,  the Company, Bushido and Gamma Capital Opportunity Fund have agreed to extend the maturity date to September 30, 2008 for the Company's August 2006 6% Senior Secured Convertible Debentures. The Company has agreed to amend the warrants previously issued in the aforementioned August 2006 Debentures to include a cashless exercise provision.

The Company reached an agreement with Bushido Capital Master Fund and Pierce Diversified Strategy Master Fund to extend the maturity date to September 30, 2008 for the Company's November 2006 $1,102,000 bridge note. In consideration for the extension of the aforementioned bridge note, the Company agreed to issue warrants to Bushido to acquire 150,000 shares of the Company's common stock at $0.50 per share, and to Pierce to acquire 125,000 shares of the Company's common stock at $0.50 per share, with both such warrants also having a cashless exercise provision. The total Black-Scholes value of both warrant issuances totaled $197,040, and has been expensed during the six months ended June 30, 2007.

In July/August 2007, the Company issued $175,000 principal amount 6% senior convertible debentures due on July 13, 2010, and warrants to receive an aggregate of 350,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $175,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 350,000 shares of common stock at a price of $0.50 per share at any time commencing on July 13, 2007 through July 13, 2012. The convertible debentures were issued with a $174,433 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the three year life of the debentures.

Note 6: Notes Payable

Notes payable at September 30, 2007 consisted of the following:

10% note payable due April 27, 2006	$260,000
15% bridge notes payable, due March 6, 2008	350,000

610,000
Unamortized discounts on bridge notes payable	(289,286)

Notes payable	$320,714

On August 6, 2007, the Company issued a 15% bridge note due on March 6, 2008 in the amount of $100,000.  Additionally, the Company issued warrants to acquire 200,000 shares of the Company’s common stock. The note was issued with a $100,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method.  The discount is being amortized as financing costs over the seven month life of the loan.

On September 7, 2007, the Company issued a 15% bridge note, due March 6, 2008 in the amount of $250,000.  Additionally, the Company issued warrants to acquire 1,000,000 shares of common stock of the Company to the creditor of the bridge loan. The note was issued with a $250,000 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method.  The discount is being amortized as financing costs over the six month life of the loan.  In the event the principal amount is repaid in full by the Company prior to the due date of March 6, 2008, 500,000 of the 1,000,000 warrants issued are cancelable.  If the principal amount is paid in full by the Company before December 5, 2008, only 250,000 warrants are cancelable.

The Company may currently be construed to be in default of the 10% note payable that was due April 27, 2006, however, the holder has not taken any action to enforce the default and the Company is currently in negotiations with the holder to resolve the default.

Note 7: Stock Options and Stock Based Compensation

On July 11, 2007 the Company issued 4,054 shares of its common stock with a market value of $3,000 to each of its directors (a total of 16,216 shares with an aggregate market value of $12,000).  On April 3, 2007 the Company issued 5,172 shares of its common stock with a market value of $3,000 to each of its directors (a total of 20,688 shares with an aggregate market value of $12,000).  On or about January 11, 2007 the Company issued 4,348 shares of its common stock with a market value of $3,000 to each of its directors (a total of 17,392 shares with an aggregate market value of $12,000).  Each of the foregoing issuances to its directors was pursuant to the Board Compensation plan.

On or about May 23, 2007, the Company issued 20,000 shares of its common stock, valued at $14,000, to Quinn Thomas, who joined the Advisory Board, in accordance with the terms of that Agreement.

At September 30, 2007, Edentify did not have a specific company-wide stock option plan. Options were granted on a case by case basis by the Board of Directors.

The following table summarizes the Company's option activity for the nine months ended September 30, 2007:

	Number of Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	7,665,555	$2.65
Granted	1,515,279	$1.44
Exercised	-
Cancelled	-

Outstanding at March 31, 2007	9,180,834	$2.26
Granted	200,000	$2.25
Exercised	-
Cancelled	-

Outstanding at June 30, 2007	9,380,834	$2.26
Granted	-
Exercised	-
Cancelled	-

Outstanding at September 30, 2007	9,380,834	$2.26

Exercisable at September 30, 2007	7,146,806	$2.24

The fair value of the above stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three and nine months ended September 30, 2007 and September 30, 2006, respectively:

	Nine months ended		Three months ended
Options	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Expected life (in years)	5.00	5.00	5.00	5.00
Interest rate	3.90%	4.48%	3.88%	4.85%
Volatility	186.61%	205.00%	178.81%	205.00%
Dividend yield	-	-	-	-
Weighted-average fair value at grant date	$0.63	$0.65	$0.75	$0.65

The following table summarizes information about the Company's stock options outstanding as of September 30, 2007:

Exercise Price	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average remaining contractual life (years)	Aggregate Intrinsic Value

$0.72	200,000	$0.72	4.25	-
$0.75	2,787,500	$0.75	2.85	-
$1.00	1,244,446	$1.00	4.11	-
$2.00	2,100,000	$2.00	2.62	-
$2.50	619,444	$2.50	3.61	-
$4.00	200,000	$4.00	3.25	-
$5.00	2,229,444	$5.00	2.78	-

Total Outstanding	9,380,834	$2.26	3.04

Ending exercisable	7,146,806	$2.24	2.80	$-

Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.72	150,000	$0.72
$0.75	2,415,278	$0.75
$1.00	431,251	$1.00
$2.00	2,008,334	$2.00
$2.50	357,638	$2.50
$4.00	175,000	$4.00
$5.00	1,609,305	$5.00

Totals	7,146,806	$2.24

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day, September 30, 2007, and the exercise price times the number of shares) that would have been received by the option holders had all option holders exercised in the money options on September 30, 2007. This amount changes based on the fair market grant date fair value of the Company's stock.

The following table sets forth the total stock-based compensation expense resulting from stock options and warrants granted to employees, consultants and the Board of Directors that are included in the Company's consolidated statements of operation for the three and nine months ended as follows:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

General and administrative	$321,877	$212,226	$967,559	$629,612
Selling	-	70,508	34,939	178,923
Research and development	40,969	61,935	145,476	175,178

	$362,846	$344,669	$1,147,974	$983,713

As of September 30, 2007, $1,495,064 of total unrecognized compensation expense related to stock options and warrants is expected to be recognized over a weighted average period of 13.70 months.

In addition to the stock options to employees, the Company also granted common stock and warrants to directors for directors’ fees. A summary of the vested amount of such stock awards for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	$$	# of shares	$$	# of shares	$$	# of shares	$$	# of shares
Common stock issued for directors' fees	$12,000	16,216	$12,000	12,000	$36,000	54,296	$21,000	24,000
Common stock issued to advisory board	-	-	65,000	100,000	92,000	140,000	65,000	100,000
Warrants issued to Directors	-	-	-	-	94,263	150,000	-	-
	$12,000	16,216	$77,000	112,000	$222,263	344,296	$86,000	124,000

   Note 8: Equity Transactions During the Quarter Ended September 30, 2007

As of July 2, 2007 the Company issued 129,388 shares of its common stock as payment in kind for $95,743 of accrued interest from April 1, 2007 through June 30, 2007. The number of shares for each issuance was calculated by dividing the amount of interest due by the closing stock price as of June 30, 2007.

On July 2, 2007 the Company issued 156,250 shares of its common stock to Gamma Capital Opportunity Fund as a result of the conversion of $50,000 of convertible debentures held by this investor.

The 6,542,990 of subscribed shares as of September 30, 2007 disclosed by the Company in its financial statements is composed of the following.   5,000,000 shares are shares of common stock that the Company is contractually obligated to issue to face2face animation, inc. (and for which face2face has full voting rights as well as all other rights attendant to beneficial ownership) that has not been delivered to face2face due to a contractual dispute regarding fulfillment by face2face of its contractual obligations.  1,122,990 of the shares of common stock are shares that the Company is contractually obligated to issue to Terrence DeFranco or his designees pursuant to the original acquisition agreement with BudgetHotels Network, Inc. and as of the date of that agreement.  Mr. DeFranco has not made such designations and therefore the shares have not been physically issued to date.  These shares could be issued at any time to Mr. DeFranco if no such designations are made.  60,000 shares contractually obligated by the Company pursuant to an investor relations contract with Wall Street Resources;  10,000 shares issuable to an advisory board member as reimbursement of expenses incurred and in recognition of his assistance in promoting our services and procuring prospective channel partners and customers, and 350,000 shares issuable to Investor Relations Group for investor relations services.

Note 9: Investments

On June 6, 2007 the Company entered into a joint venture agreement with American Operations Corporation (AOC), a U.S General Services Administration-approved provider of consulting services to federal government contractors and the federal government. The collaboration initiative will pair the Company’s proprietary identity risk management technology and AOC’s government contracting service. Using AOC’s contracting proposals enables Edentify to offer its technology to federal government organizations to assist them in the various areas where identity management is crucial to mission success, including the areas of immigration, national security, benefits and education.  The venture will be operated as a Delaware limited liability company called “AOC-Edentify Services LLC” (the “LLC”) and is governed by a limited liability company operating agreement (the “Agreement”).  The Agreement provides that Edentify would have an initial capital interest of 10% in exchange for a license of Edentify’s trademark and other in-kind services to the LLC.   AOC contributed in-kind services in the amount of $540,000 to the formation of the venture.  Edentify was granted an option, exercisable at any time within the first 12 months after the formation date to acquire an additional 39% capital interest in the LLC provided that Edentify shall have provided services and products under at least two bids submitted by the LLC for government contracts, whether successful or not and shall have paid the LLC the sum of 110% of the value of the initial AOC capital contributions plus any additional capital contributions made prior to the exercise of the option.  Upon exercise of the option, Edentify has one representative on the Board of the LLC and is entitled to name two additional persons to the Board of the LLC.  During the period that Edentify has only the initial 10% interest, certain of the management/governance/operational issues require Edentify’s consent prior to being effected.  As of September 30, 2007 the value of the Company’s  initial investment in AOC-Edentify Services, LLC of one dollar ($1.00), was written down to zero (-0-).

The following summarizes the unaudited  income statement for the period from inception, June 6, 2007 through September 30, 2007 that AOC-Edentify Services, LLC provided to the Company:

Period from inception (June 6, 2007) through
September 30, 2007

Net sales	$50,000

Contract labor and other direct costs	151,080
General and administrative	7,809
Capture planning	125,232
Bid and proposal expense	240,000
Net loss	$(474,121)

Note 10: Subsequent Events

On November 6, 2007, the Company issued 350,000 shares of its Common Stock to Investor Relations Group ("IRG") as per the agreement with the Company whereby IRG provided investor relations services to the Company.

On November 2, 2007, the Company issued a 15% bridge note due on March 6, 2008 in the amount of $100,000. Additionally, the Company issued warrants to acquire 200,000 shares of the Company's common stock with an additional warrant to acquire 100,000 shares of the Company's common stock issuable if the note is not repaid by December, 2007 and a further warrant to acquire an additional 100,000 shares of common stock of the Company if the note is not repaid by the due date. The note was issued with a $93,054 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method. The discount is being amortized as financing costs over the six-month life of the loan.

As of October 16, 2007, the Company issued a total of 212,101 shares of its common stock pro rata to the investors holding outstanding debentures with interest due through such date as payment in kind for $95,529 of accrued interest due through September 30, 2007. The number of shares due was calculated with respect to the senior secured convertible debentures outstanding prior to December 2005 by dividing the amount of interest due by the closing stock price as of September 30, 2007 and with respect to the senior secured convertible debentures outstanding from December, 2005 to the present by taking 115% of the conversion price.  Included in the total shares issued were 39,470 shares of the Company’s common stock that were issued pro rata to the investors to correct the number of shares of common stock previously issued as a result of miscalculation of the interest shares due for the first and second quarters in 2007.  A further 1,351 shares of common stock were issued to one of the Company’s investors to correct the re-calculation.  These adjustments to the number of shares issued did not result in a change to the previously recorded interest expense.

On or about October 16, 2007 the Company issued 10,000 shares of its common stock to one of our advisory board members as reimbursement of expenses incurred and in recognition of his assistance in promoting our services and procuring prospective channel partners and customers.  Such shares were included in common stock subscribed at September 30, 2007.

On or about October 16, 2007 the Company issued 60,000 shares of its common stock to Wall Street Resources for investor relations expenses.  Such shares were included in common stock subscribed at September 30, 2007.

On or about October 18, 2007 the Company issued 4,839 shares of its common stock to each of its directors (19,356 shares in the aggregate) pursuant to the Board Compensation plan.

On October 15, 2007, the Company issued a 15% bridge note due on March 6, 2008 in the amount of $200,000.  Additionally, the Company issued warrants to acquire 400,000 shares of the Company’s common stock. The note was issued with a $170,515 discount due to the fair value ascribed to the detachable warrants utilizing the Black-Scholes method.  The discount is being amortized as financing costs over the six month life of the loan.

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

Prior to the Closing Date of the Acquisition, Budget executed a Distribution Agreement with its subsidiary InfoCenter, Inc., through which Budget carried on its then-current operating business activities, pursuant to which Budget agreed to distribute the shares of InfoCenter, Inc., to the stockholders of record of Budget as of a record date immediately prior to the Closing Date of the transaction with Edentify. Distribution of the shares of InfoCenter, Inc. was originally intended but not required to be made through the filing of a registration statement with the U.S. Securities and Exchange Commission by InfoCenter, Inc. Under the terms of the Agreement, as amended, the distribution was required to be completed on or before August 31, 2006. The Company has recorded a distribution payable of approximately $151,000 as of March 31, 2005. Inasmuch as the Board of Directors of InfoCenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

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

Zelcom Group, LLC

On January 31, 2007, we acquired a service business, Zelcom, LLC, an Illinois limited liability company ("Zelcom") operating out of Schaumberg, Illinois. Zelcom's staff consists of two principals, Robert Zelikson and Greg Fasana (the "Zelcom Principals"), as well as two additional senior employee who performs analysis for clients. Zelcom is a start-up business founded in April, 2006 by its two principals. The focus of its business will be to provide marketing and risk-management analytics to small and mid-tier financial companies. The business has not generated any significant revenue to date, however, we anticipate that the addition of the services of the Zelcom principals will add to our ability to analyze the information that we provide to our existing target customers as well as increasing our ability to penetrate more markets for our products, technology and services, through the professional expertise and experience of the Zelcom Principals.

AOC-Edentify Services, LLC

On June 6, 2007 we entered into a joint venture agreement with American Operations Corporation (AOC), a U.S General Services Administration-approved provider of consulting services to federal government contractors and the federal government. The collaboration initiative will pair our proprietary identity risk management technology and AOC’s government contracting service. Using AOC’s contracting proposals enables Edentify to offer its technology to federal government organizations to assist them in the various areas where identity management is crucial to mission success, including the areas of immigration, national security, benefits and education.  The venture will be operated as a Delaware limited liability company called “AOC-Edentify Services LLC” (the “LLC”) and is governed by a limited liability company operating agreement (the “Agreement”).  The Agreement provides that Edentify would have an initial capital interest of 10% in exchange for a license of Edentify’s trademark and other in-kind services to the LLC.   AOC contributed in-kind services in the amount of $540,000 to the formation of the venture.  Edentify was granted an option, exercisable at any time within the first 12 months after the formation date to acquire an additional 39% capital interest in the LLC provided that Edentify shall have provided services and products under at least two bids submitted by the LLC for government contracts, whether successful or not and shall have paid the LLC the sum of 110% of the value of the initial AOC capital contributions plus any additional capital contributions made prior to the exercise of the option.  Upon exercise of the option, Edentify has one representative on the Board of the LLC and is entitled to name two additional persons to the Board of the LLC.  During the period that Edentify has only the initial 10% interest, certain of the management/governance/operational issues require Edentify’s consent prior to being effected.

RISK FACTORS

The following risk factors identify changes to important factors previously discussed in our annual report on Form 10-KSB occurring during the quarter ended September 30, 2007 that could cause our actual result to differ materially from those projected in the forward-looking statements made in this report. Among the key factors that have a direct bearing on our results of operations are:

WE HAVE NOT YET COMMENCED SIGNIFICANT OPERATIONS AND MAY CONTINUE TO INCUR SUBSTANTIAL LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN

Significant operations have not yet commenced. For the three and nine months ended September 30, 2007, the Company had net sales of $128,359 and $221,206 respectively. Our accumulated deficit during the development period was $19,273,328. We have not yet generated significant revenues from our products and may incur substantial and increased losses in the future. In addition, our auditors have expressed a substantial doubt as to the Company's ability to continue as a going concern. We cannot assure that we will ever achieve significant revenues from product sales or become profitable. We require, and will continue to require, the commitment of substantial financial and personnel resources to develop, market and sell our products. We cannot assure that our product development, marketing and selling efforts will be successfully completed or be profitable.

WE WILL REQUIRE ADDITIONAL FINANCING WHICH MAY NOT BE AVAILABLE.

The development, marketing and sales of our products will require the commitment of substantial resources to bring software products to market. As of September 30, 2007, we had $39,953 in cash and cash equivalents. In the event that funds are not available from our operations to meet these needs, we will need to raise additional funds through additional equity or debt financing or from other sources in order to successfully develop market and sell our software products. Additional debt financing will be very costly and additional equity financing may substantially dilute existing shareholders. Moreover, there can be no assurances that we will be able to raise adequate funds, and this may have a material adverse effect on our ability to develop, market and sell our products and to continue operations.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2007 versus three and nine months ended September 30, 2006:

Net Loss

Our net loss from continuing operations was $1,963,324 for the three months ended September 30, 2007 as compared to $2,509,568 for the three months ended September 30, 2006 and $6,725,342 and $5,933,326 for the nine months ended September 30, 2007 and 2006, respectively. This represents an decrease in net loss of $546,244 for the three-month period ended September 30, 2007 compared to the same period in 2006 and an increase in net loss of $792,016 for the nine-month period ended September 30, 2007 as compared to the same nine month period in 2006. The decrease in net loss for the three-month period ending September 30, 2007 as compared to the three-month period ending September 30, 2006 was primarily due to an increase in net sales of $89,234, decreases of  $143,877 in research and development costs, $228,838 in selling expense and $555,556 in impairment of data implementation asset expense offset by increases in interest expense of $35,850 arising from additional convertible debentures being issued and cost of sales of $146,215 resulting from increased costs of data. The increase of $792,016 in net loss from continuing operations for the nine-month period ending September 30, 2007 as compared to the nine-month period ending September 30, 2006 was primarily due to increases in interest expense and non-cash amortization of financing costs of $1,546,234 (which includes an additional $80,278 as described under Financing Costs below arising from additional convertible debentures being issued) as well as an increase in our general and administrative expenses of $443,602.  The increase in net loss for this period was partially offset by an increase in net sales of $156,525 and decreases in cost of sales of $301,694, selling expenses of $232,147 and impairment of data implementation asset of $555,556. .

Our net loss from discontinued operations was -0- for the three and nine months ended September 30, 2007 as compared to a loss of approximately $20,000 and $76,000 for the three and nine months ended September 30, 2006. This amount represents the results of operations on our discontinued operations of our InfoCenter, Inc. subsidiary.

Net loss per share in continued operations were ($0.07) and ($0.10) for the three months ended September 30, 2007 and 2006 respectively and ($0.24) for both nine month periods ended September 30, 2007 and 2006 respectively. Net income per share in discontinued operations was $0 for the three and nine months ended September 30, 2007 and 2006 respectively.

Revenue

Revenues for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 were $128,359 and $39,125 respectively while revenues for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were $221,206 and $64,681 respectively. The increases over previous periods are a result of additional sales of our product solutions and additional sales derived from the addition of our Zelcom subsidiary in February of 2007.

The majority of our revenue is currently derived from three agreements.

In December 2005, we entered into a Scoring Services Agreement ("Agreement") with a consumer services company ("Client") whereby Client provides us with identities from Client's proprietary database for the purpose of having us utilize proprietary databases, processes and information developed by us and/or obtained from third parties to produce an "Identity Score". For grant of the license to our Identify Score, the Client is required to pay the sum of $30,000 as follows: $20,000 which was due and paid upon execution of the agreement and $10,000 upon the completion of the 60-day acceptance period which represents the time period allotted to provide a secure interface between the two parties. The product has been accepted and the second payment was paid to us. In addition, the Client will pay a minimum of $2,500 per month (depending on the number of subscribers) for the Scoring service for a term of three years. Upon execution of the agreement, we recorded the entire $30,000 as deferred revenue. As of September 30, 2007, the Company has recognized $15,072 of the deferred revenue.

On April 7, 2006 (the "Effective Date"), we entered into a Marketing Agreement (the "Marketing Agreement") with Trilegiant Corporation whereby Trilegiant agreed to market, on a non-exclusive basis, our products to members of its membership programs (including, but not limited to, PrivacyGuard, PC Safety, ID Secure, Identity Sweep, Hotline and any program(s) established by Trilegiant on or subsequent to the Effective Date). The term of the agreement is five (5) years, renewable for successive twelve month terms thereafter. Trilegiant is obligated to pay us a license fee, part of which was paid to us within thirty (30) days of the Effective Date; and an equal amount payable on each anniversary date of the Effective Date during the Term. In addition, Trilegiant is required to pay us, on the fifteenth (15th) business day of each calendar month during the term, monthly fees in respect of active Members of Trilegiant Edentify Programs as of the immediately preceding calendar month. Since April 7, 2006 we have received $200,000 of deferred licensing revenue as a result of this Agreement of which $50,000 remains in deferred revenue as of September 30, 2007.

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

In addition, in October 2006, we entered into a data services agreement and independent sales agent agreement with ChoicePoint, a leading data aggregator, to jointly develop and market identity fraud detection solutions. As a result of these agreements, we have access to their industry-leading partner solutions. Our addition to this group enables us to provide financial service companies, health care organizations and government agencies a more enhanced and streamlined solution capable of assessing, detecting and preventing identity fraud. Under the terms of agreement, we will endeavor to jointly develop and market identity fraud detection solutions that integrate our proprietary advanced identity fraud assessment, detection, and prevention technology with ChoicePoint products and services. We will jointly market certain complimentary products and services to our respective customers.  The sales agency portion of the relationship is for a term of two (2) years. As of September 30, 2007, no revenue has been recognized from these agreements.

Research and Development Expense

Research and development expense for the three months ended September 30, 2007 and 2006 was $118,758 and $262,635 respectively. Research and development expense for the nine months ended September 30, 2007 was $410,142 as compared to $410,532 for the same period in 2006. The decrease in expense for the three-month period ended September 30, 2007 was due to reduced salaries and wages and related stock compensation expense. Research and development cost remained steady for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 due to decreases in salaries coupled with higher costs due to the continued development and implementation services.  In addition, we incurred costs for the initial run of our key generation and update service and identity assessment processing service on these databases for the purpose of providing identification fraud detection services to our customers.

Selling Expenses

Selling expense for the three months ended September 30, 2007 and 2006 was $60,389 and $289,227 respectively. Selling expense for the nine months ended September 30, 2007 and 2006 was $242,195 and $474,342 respectively. The decreases in both the three and nine month comparisons represent lower salary and wages and associated stock compensation expense which were partially offset by higher travel costs and conference fees incurred in connection with participation in conferences and other trade exhibit opportunities which compromise a part of our sales efforts.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2007 and 2006 were $1,066,475 and $818,818 respectively. General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $2,775,055 and $2,331,453 respectively. The increase of $247,657 in these expenses for the three-month period ended September 30, 2007 as compared to the same period in 2006 is due to higher general operations costs and increased investor relations expenses. The increase of $443,602 in these expenses for the nine-month period ended September 30, 2007 as compared to the same period in 2006 is due to higher general operations costs and increased investor relations expenses. General and administrative expenses consist mainly of salaries and wages, consulting fees, and professional fees. Any remaining costs were from general operations.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2007 and 2006 was $20,523 and $2,378 respectively. Depreciation and amortization expense for the nine months ended September 30, 2007 and 2006 was $55,130 and $6,636 respectively. Depreciation and amortization expense increased during these periods as a result of the purchase of additional computer equipment, computer software, and furniture and fixtures.

Financing Costs

Non-cash financing costs represent the amortization of discount taken on our convertible debentures. These charges are amortized over the life of the debentures and are reflected in the Consolidated Statements of Operations under the caption "Amortization of Debt Discount." Please also see Note 5 in the consolidated financial statements contained herein for more details on these transactions. These costs, for the three months ended September 30, 2007 was $416,500 as compared to $391,667 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, these costs were $2,274,266, including $80,278 in accelerated amortization due to conversion of some of our debentures, as compared to $1,049,306 for the nine months ended September 30, 2006.  The increase in the three and nine month comparisons resulted from additional warrants that were issued in conjunction with new debentures offered by us during the periods referenced.

Interest Expense

Interest expense for these periods represents interest incurred on both our convertible debentures and note payable balances. Interest expense for the three months ended September 30, 2007 and 2006 was $105,669 and $69,819 respectively. Interest expense for the nine months ended September 30, 2007 and 2006 was $508,788 and $187,514 respectively. The increase in both the three and nine month comparisons was due to interest on additional convertible debentures outstanding in 2007 as compared to 2006, as well as the modification of existing debt instruments.

Loss on Discontinued Operations

The loss on discontinued operations for the three months ended September 30, 2007 and 2006 was -0- and $20,164 respectively. For the nine months ended September 30, 2007 and 2006, the loss was -0- and $76,062 respectively. These losses represent the results of operations incurred by our subsidiary, InfoCenter, Inc., through which Budget carried on its operating business activities in prior periods. Pursuant to the terms of the Distribution Agreement, as amended and noted above, the distribution of the InfoCenter, Inc. subsidiary was required to be completed on or before August 31, 2006. Inasmuch as the Board of Directors of InfoCenter was not prepared to file a registration statement as of such date, management is currently in discussions with the Board of Directors of InfoCenter regarding the appropriate disposition of this obligation.

Liquidity and Capital Resources

As of September 30, 2007, our principal source of liquidity consisted of approximately $40,000 in cash and cash equivalents. In October 2007, we issued an additional $200,000 15% Bridge Note. We will need to raise additional funds through additional equity or debt financing or from other sources in order to develop, market and sell our software and verification products. We have also utilized $7,209,505 in cash from operating activities since inception. For these reasons, there is a substantial doubt as to the Company's ability to continue as a going concern.

The Company has timely elected to pay the interest accrued through September 30, 2007 in kind.  The number of shares due each investor was calculated with respect to our senior secured convertible debentures outstanding prior to December 2005 , by dividing the total amount accrued from July 1, 2007 through September 30, 2007 by the closing bid price of our common stock on the Over-the-Counter Bulletin Board on September 30, 2007, and with respect to those senior secured convertible debentures outstanding from December, 2005 to the present, by dividing the total amount accrued from July 1, 2007 through September 30, 2007  by 115% of the conversion price as stated in the debenture.

Any additional funding that we may require may result in significant dilution and could involve the issuance of securities with rights that are senior to those of existing stockholders. We may also need additional funding earlier than anticipated, and our cash requirements, in general, may vary materially from those now planned, for reasons including, but not limited to, changes in our development and sales and marketing efforts, competitive and technological advances and higher than anticipated expenses and lower than anticipated revenues from the sale of our products.

There can be no assurances that we will raise adequate funds from these or other sources, which may have a material adverse effect on our ability to develop, market and sell our products.

ITEM 3: CONTROLS AND PROCEDURES

Our principal executive officer, who is, at present, also acting in the capacity of principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer, who, at present, is also acting in the capacity of principal financial officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During the quarter ended September 30, 2007, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 2, 2007, the Company issued a 15% bridge note due on March 6, 2008 in the amount of $100,000.  Additionally, the Company issued warrants to acquire 200,000 shares of the Company’s common stock. The holder of the note is a historical investor of the Company and an accredited investor and had access to all available information about the Company at the time of the issuance as well as having had the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 15, 2007, the Company issued a 15% bridge note due on April 15, 2008 in the amount of $200,000.  Additionally, the Company issued warrants to acquire 400,000 shares of the Company’s common stock.   The holder of the note is an accredited investor and had access to all available information about the Company at the time of the issuance as well as having had the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On September 7, 2007 the Company issued a 15% bridge note, due March 6, 2008 in the amount of $250,000.  Additionally, the Company issued warrants to acquire 1,000,000 shares of common stock of the Company to the creditor of the bridge loan. In the event the principal amount is repaid in full by the Company prior to the due date of March 6, 2008, 500,000 of the 1,000,000 warrants issued are cancelable.  If the principal amount is paid in full by the Company before December 5, 2008, only 250,000 warrants are cancelable. The holder of the note is a historical investor of the Company and an accredited investor and had access to all available information about the Company at the time of the issuance as well as having had the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 6, 2007, the Company issued a 15% bridge note due on March 6, 2008 in the amount of $100,000.  Additionally, the Company issued warrants to acquire 200,000 shares of the Company’s common stock. The holder of the note is a historical investor of the Company and an accredited investor and had access to all available information about the Company at the time of the issuance as well as having had the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

In July/August 2007, the Company issued $175,000 principal amount 6% senior convertible debentures due on July 13, 2010, and warrants to receive an aggregate of 350,000 shares of common stock of the Company in a private placement that resulted in aggregate proceeds to the Company of $175,000. Interest is due quarterly at a rate of 6% per annum on the outstanding principal. The debenture is convertible into shares of common stock at the option of the holder equal to the principal amount converted divided by $0.50. The warrants are to acquire an aggregate of 350,000 shares of common stock at a price of $0.50 per share at any time commencing on July 13, 2007 through July 13, 2012.   The investors are accredited investors and had access to all available information about the Company at the time of the issuance as well as having had the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The proceeds from the aforementioned issuances were used for working capital of the Company.

On November 6, 2007, we issued 350,000 shares of our common stock to Investor Relations Group as consideration for investor relations services performed by IRG to us.  IRG is a consultant to the Company and an accredited investor and had access to all available information about the Company at the time of the issuance as well as the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

 As of October 16, 2007, we issued a total of 212,101 shares of our common stock pro rata to the investors holding outstanding debentures with interest due through such date as payment in kind for $95,529 of accrued interest due through September 30, 2007. The number of shares due was calculated with respect to our senior secured convertible debentures outstanding prior to December 2005 by dividing the amount of interest due by the closing stock price as of September 30, 2007 and with respect to our senior secured convertible debentures outstanding from December, 2005 to the present by taking 115% of the conversion price.  Included in the total issued were 39,470 shares of the Company’s common stock that were issued pro rata to the investors to correct a miscalculation of the interest shares due (not the dollar amount due) in the prior two periods.  A further 1,351 shares were issued to one of our investors to correct the re-calculation.   The investors were historical investors of the Company and had access to all available information about the Company at the time of the investment, as well as having had the opportunity to ask questions about the Company and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about October 18, 2007 the Company issued 4,839 shares of its common stock to each of its directors (19,356 shares in the aggregate) pursuant to the Board Compensation plan.  The directors have access to all available information about the Company and are accredited and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about October 16, 2007 the Company issued 10,000 shares of its common stock to one of our advisory board members as reimbursement of expenses incurred and in recognition of his assistance in promoting our services and procuring prospective channel partners and customers.  This advisory board member had access to all available information about the Company and is an accredited and we believe this issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On or about October 16, 2007 the Company issued 60,000 shares of its common stock to Wall Street Resources for investor relations expenses.

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

On July 2, 2007 we issued 156,250 shares of our common stock to Gamma Opportunity Capital Fund, a historical investor of the Company as a result of the conversion of $50,000 of convertible debentures previously held by this investor. We believe this issuance is exempt from registration pursuant to Section 4 of the Securities Act of 1933, as amended.

In July 2007, we issued 129,388 shares of our common stock pro rata to the investors holding outstanding debentures as payment in-kind for accrued interest for the period April 1, 2007 through June 30, 2007. The number of shares was calculated by dividing the amount of interest due by the closing stock price as of June 30, 2007. We believe these shares were exempt securities pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each of the investors was accredited and had the opportunity, at the time of the initial acquisition of the debentures, to make inquiries about the Company.

None of the aforementioned issuances resulted in proceeds to us.

We did not repurchase any of our securities during the quarter ended September 30, 2007.

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

Extension of debt instruments

As of June 30, 2007, one of our investors, Bushido Capital Master Fund, LP, agreed to extend the maturity date to September 30, 2008 for our April 2005 8% Senior Secured Convertible Debentures. Also as of June 30, 2007, Bushido and Gamma Capital Opportunity Fund agreed to extend the maturity date to September 30, 2008 for the Company's August 2006 6% Senior Secured Convertible Debentures. We also agreed to amend the warrants previously issued in the aforementioned August 2006 Debentures to include a cashless exercise provision.

Also as of June 30, 2007, we reached an agreement with Bushido Capital Master Fund and Pierce Diversified Strategy Master Fund to extend the maturity date to September 30, 2008 for our November 2006 $1,102,000 bridge note. In consideration for the extension of the aforementioned bridge note, we agreed to issue warrants to Bushido to acquire 150,000 shares of our common stock at $0.50 per share, and to Pierce to acquire 125,000 shares of our common stock at $0.50 per share, with both such warrants also having a cashless exercise provision.

Subscribed Shares

The 6,542,990 of subscribed shares as of September 30, 2007 disclosed by the Company in its financial statements is composed of the following.   5,000,000 shares are shares of common stock that the Company is contractually obligated to issue to face2face animation, inc. (and for which face2face has full voting rights as well as all other rights attendant to beneficial ownership) that has not been delivered to face2face due to a contractual dispute regarding fulfillment by face2face of its contractual obligations.  1,122,990 of the shares of common stock are shares that the Company is contractually obligated to issue to Terrence DeFranco or his designees pursuant to the original acquisition agreement with BudgetHotels Network, Inc. and as of the date of that agreement.  Mr. DeFranco has not made such designations and therefore the shares have not been physically issued to date.  These shares could be issued at any time to Mr. DeFranco if no such designations are made.  60,000 shares contractually obligated by the Company pursuant to an investor relations contract with Wall Street Resources;  10,000 shares issuable to an advisory board member as reimbursement of expenses incurred and in recognition of his assistance in promoting our services and procuring prospective channel partners and customers, and 350,000 shares issuable to Investor Relations Group for investor relations services.

 ITEM 6: EXHIBITS.

31.1 Certification Pursuant to Section 302
32.1 Certification Pursuant to Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Edentify, Inc.

Date: November 14, 2007	By:	/s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer and principal financial officer